Form 10-Q
period 1996-06-30
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 1996-08-13
CIK 894353

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

                                   (Mark One)


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1996
                                     -------------
                                      or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the Transition Period From              to
                                   ------------    ------------

Commission file number 0-21230
                       -------

                   MIDWEST MEDICAL INSURANCE HOLDING COMPANY
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              MINNESOTA                                 41-1625287
- ----------------------------------------    -----------------------------------
      (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)               Identification No.)

    6600 France Ave., So., Suite 245
         Minneapolis, Minnesota                           55435-1891
- ----------------------------------------     ----------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 612-922-5445
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- -------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                    -----    -----

The number of shares outstanding of the issuer's classes of common stock, as of June 30, 1996:

Class A Common Stock $.01 Par Value 115,664 shares

Class B Common Stock $1,000 Par Value-1 share

                                     INDEX

                   Midwest Medical Insurance Holding Company


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheets-June 30, 1996 and December 31, 1995

     Condensed consolidated statements of income-Three months ended March 31, 1996 and 1995; Six months ended June 30, 1996 and 1995

     Condensed consolidated statements of cash flows-Six months ended June 30, 1996 and 1995

     Notes to condensed consolidated financial statements-June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


Signatures

Part I.  Financial Information

         Item 1. - Financial Statements

            MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

                      Condensed Consolidated Balance Sheet
                             (Dollars in thousands)

                                                    June 30       December 31
                                                      1996           1995
                                                 -------------   -------------
ASSETS                                            (Unaudited)       (Note)

   Fixed maturity investments at fair value
     (Amortized cost: 1996 $177,801;
     1995 $174,540)                                $  179,339     $  182,817
   Equity securities at fair value (cost:
     1996 $19,259;  1995 $17,670)                      33,049         28,311
   Short-term investments                              13,034         15,015
   Cash                                                  (137)           704
   Uncollected premiums - Note C                       16,775          1,027
   Ceded unearned premium                               2,770              6
   Accrued investment income                            2,824          2,875
   Reinsurance recoverable                             21,991         25,112
   Deferred income tax                                  3,554          2,304
   Other assets                                         4,068          6,413
                                                 -------------   -------------
                                                   $  277,267     $  264,584
                                                 =============   =============

LIABILITIES, REDEEMABLE STOCK AND OTHER
   SHAREHOLDERS' EQUITY

LIABILITIES
   Unpaid losses and loss adjust. expenses         $  117,906     $  120,264
   Unearned premiums - Note C                          26,405          7,033
   Amounts due reinsurers                              10,310          7,818
   Retrospective premiums                               4,248         10,864
   Other liabilities                                    6,340          8,338
                                                 -------------   -------------
                                                   $  165,209     $  154,317
                                                 -------------   -------------
REDEEMABLE STOCK
   Class A Common Stock                                 6,688          6,974
   Class B Common Stock                                     1              1
                                                 -------------   -------------
                                                        6,689          6,975
                                                 -------------   -------------
OTHER SHAREHOLDERS' EQUITY                            105,369        103,292
                                                 -------------   -------------
                                                   $  277,267     $  264,584
                                                 =============   =============


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

            MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

                  Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share dollars)
                                  (Unaudited)


                                   Six Months Ended        Three Months Ended
                                       June 30                  March 31
                                 --------------------     --------------------
                                   1996        1995         1996        1995
                                 --------    --------     --------    --------
Revenues:

  Net premiums earned            $ 20,685    $ 16,823     $  8,788    $  8,711
  Net investment income             6,108       6,121        3,131       3,096
  Realized capital gains              953         751        1,001          26
                                 --------    --------     --------    --------
                                 $ 27,746    $ 23,657     $ 12,920    $ 11,833

Losses and expenses

  Losses and loss adj. exp.      $ 17,148    $ 16,901     $  8,168    $  8,351
  Other underwriting expenses       3,429       2,785        1,804       1,513
                                 --------    --------     --------    --------
                                 $ 20,577    $ 19,686     $  9,972    $  9,864
                                 --------    --------     --------    --------
  Income before income taxes     $  7,169    $  3,971     $  2,948    $  1,969

  Income taxes - Note B          $  2,720    $  1,499     $  1,077    $    709
                                 --------    --------     --------    --------
  Net income before
    extraordinary item           $  4,449    $  2,472     $  1,871    $  1,260
                                 --------    --------     --------    --------
  Extraordinary charge for
    demutualization, net of tax  $      0    $    113     $      0    $     57
                                 --------    --------     --------    --------
  Net income                     $  4,449    $  2,359     $  1,871    $  1,203
                                 ========    ========     ========    ========


  Income per common share and
    common share equivalent      $  34.97    $  18.79     $  14.70    $   9.58
                                 ========    ========     ========    ========

  Number of shares used in per
    share calculation             127,240     125,548      127,265     125,588
                                 ========    ========     ========    ========


See notes to condensed consolidated financial statements.

            MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

                Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)



                                                         Six Months Ended
                                                              June 30
                                                      -----------------------
                                                         1996         1995
                                                      ----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES             $    2,860   $     (611)
                                                      ----------   ----------

INVESTING ACTIVITIES
   Purchases of fixed maturity investments and equity
      securities                                         (39,537)     (40,209)
   Sales of fixed maturity investments and equity
      securities                                          21,257       44,425
   Maturities of fixed maturity investments               13,099        1,070
   Purchases of short-term investments, net                1,981       (5,681)
                                                      ----------   ----------
                                                          (3,200)        (395)
                                                      ----------   ----------


FINANCING ACTIVITIES
   Redemption of Class A Common Stock                       (501)        (287)
                                                      ----------   ----------
            INCREASE (DECREASE) IN CASH                     (841)      (1,293)

Cash at beginning of year                                    704        1,527
                                                      ----------   ----------
                        CASH AT JUNE 30               $     (137)  $      234
                                                      ==========   ==========



See notes to condensed consolidated financial statements.

            MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1996

NOTE A--BASIS OF PRESENTATION

On June 5, 1996 the Company completed a merger with Medical Liability Mutual Insurance Company of Nebraska (MLM). MLM was merged with and into Midwest Medical Insurance Company (MMIC) which is owned 100% by the Company. The merger was accounted for on a pooling of interests basis. All prior period financial statements have been restated to reflect the pooling. MLM represented less than five percent of the assets, revenue and equity of the Company.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

NOTE B--INCOME TAXES

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The annual effective tax rate for the six months ended June 30, 1996 and 1995 is approximately 38% for both years and is due primarily to the effects of tax-exempt income and state income taxes, net of federal tax benefit.

NOTE C--UNEARNED PREMIUM and UNCOLLECTED PREMIUM

The majority, 92%, of the Company's insurance policies expire at December 31 and renew on January 1 of each year. The majority of the unearned premium amount at June 30, 1996 represents six months of unearned premium for every active policy renewed or newly written from January 1, 1996 through June 30, 1996. Since most active policies expired on December 31, 1995, there was no unearned premium at that date for those expired policies.

Of the total unearned premium balance $7,033,000 at December 31, 1995, the majority, $5,845,000, is a reserve for the issuance of free reporting endorsements for policyholders at death, disability or retirement. That same amount is also included in the unearned premium balance at June 30, 1996.

The increase in uncollected premium from December 31, 1995 to March 31, 1996, $15,748,000, is due to the renewal of most active policies on January 1. The full years premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly. The majority of each years' premium is collected during the year with very little uncollected at each December 31.

Item 2. -
Management's Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

The majority of the Company's assets, 81%, continue to be invested in bonds, stocks and short-term instruments. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments in debt and equity securities are classified as available for sale and therefore carried at fair value with unrealized gains and losses, net of applicable taxes, reflected as a separate component of equity. Prior to January 1, 1994 fixed maturity investments were carried at the lower of aggregate amortized cost or market and equities were carried at market.

Ninety-two percent of the Company's insurance policies renew on January 1 of each year and expire on December 31. Premiums can be paid in full on January 1 or one-fourth at the beginning of each calendar quarter. At December 31 the uncollected premiums are relatively low. The uncollected premium of $16,775,000 at June 30, 1996 represents that amount of the calendar year 1996 premium for each policy renewed for one year on January 1, or newly written during January, - June, 1996 which is not yet collected. Full 1996 premium for all policies written as of June 30, 1996 totaled $40,440,000.

The increase in unearned premium of $19,372,000 represents six months of premium on all of the January 1 renewed insurance policies written from January 1 through June 30, 1996. Since most policies expire at December 31 each year, there was only $1,153,000 of unearned premium at December 31 for policies written during 1995. An estimated unearned premium reserve for free reporting endorsements provided to certain insureds at death, disability and retirement amounting to $5,845,000 is the majority of the unearned premium balance at December 31, 1995. The same $5,845,000 is included in the June 30, 1996 unearned premium total.

The retrospective premium liability of $4,248,000 at June 30, 1996 represents amounts due to Iowa policyholders under terms of the Midwest Medical Insurance Company/Iowa Physicians Mutual Insurance Trust (MMIC/IPMIT) July 1, 1993 merger agreement. That agreement provides if financial results for years prior to 1993 are more favorable than expected, the favorable development must be returned to former IPMIT policyholders who were insured by IPMIT on December 31, 1992 and who renew their coverage with MMIC. The $10,864,000 of retrospective premium liability at December 31, 1995 included $5,664,000 for those former IPMIT policyholders and $5,200,000 of liability to Minnesota policyholders under a retrospective premium rating plan. In March of 1996 both the $5,200,000 Minnesota retrospective premium liability and $2,300,000 of the Iowa merger agreement liability was paid to policyholders.

Cash flow from operations for the first six months of both 1996 and 1995 has been depressed by the payment, in March of both years, of the retrospective premium credit to Minnesota policyholders and the premium credit to Iowa policyholders under terms of the MMIC/IPMIT merger agreement. Those payments totaled $7,500,000 in 1996 and $9,000,000 in 1995.

Net income for the first half of 1996 and 1995 was $4,449,000 and $2,359,000 respectively. These amounts were added to the Company's retained earnings.

Total equity consisting of redeemable stock and other shareholder's equity, increased by $1,791,000 during the first six months of 1996. Net income of $4,449,000 added to equity was offset by a decrease in the fair value of investments, net of deferred taxes, totalling $2,334,000, and Class A stock redemptions of $409,000.

RESULTS OF OPERATIONS

Net premiums earned were $3,662,000 higher during the first six months of 1996 than for the same period in 1995. The primary reason is three adjustments to prior years reinsurance costs which increased 1996 net premium. The three items were 1) Receipt of $2,194,000 from the commutation of a reinsurance treaty for the period Janurary 1-December 31, 1990. 2) A $194,000 reduction in reinsurance costs for the period January 1, 1993-July 1, 1993 under a former Iowa Physician Mutual Insurance Trust Treaty. 3) Correction to 1995 excess reinsurance premium under a current treaty which reduced reinsurance costs by $771,000.

Losses and loss adjustment expenses were $247,000 higher during the first six months of 1996 than for the same period in 1995. During the first six months of 1995, $1,770,000 of prior years loss reserves were released compared to a similar smaller release of $1,000,000 in 1996. Reduced loss reserves decreased current year loss expense. This difference causes 1996 losses to be higher by $770,000. Offsetting this increase is a slightly lower overall policyholder count in 1996 which reduces losses. Variances between quarters in the range experienced is not unusual.

Other underwriting expenses were higher in 1996 than 1995 because of expenses incurred in connection of the merger of Medical Liability Mutual Insurance Company of Nebraska into the Company.

Net income for the first six months of 1996 was $1,977,000 greater than the same period of 1995. This larger net income was primarily the result of the lower reinsurance premium discussed earlier offset by higher underwriting expenses.

Part II.  Other Information

Item 6    Exhibits

                      None

          Reports on Form 8-K

                      No reports on Form 8-K have been filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     MIDWEST MEDICAL INSURANCE HOLDING COMPANY
                                     -----------------------------------------
                                                    (REGISTRANT)




Date     8-8-96                                   /s/ David P. Bounk
       ------------------------      -----------------------------------------
                                              David P. Bounk
                                              President and Chief
                                              Executive Officer




Date    8-8-96                                  /s/ Merlin R. Bretzman
      -------------------------      -----------------------------------------
                                              Merlin R. Bretzman
                                              Vice President and
                                              Principal Financial Officer
                                              and Principal Accounting
                                              Officer