Form 10-Q
period 1996-09-30
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 1996-11-14
CIK 894353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q

                                   (Mark One)


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1996
                                 ------------------
                               or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ________________to____________

Commission file number 0-21230
                       -------

              Midwest Medical Insurance Holding Company
--------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          Minnesota                                       41-1625287
   ------------------------                       --------------------------
 (State or other jurisdiction                        (I.R.S. Employer of
 incorporation or organization)                       Identification No.)

   6600 France Ave., So., Suite 245
       Minneapolis, Minnesota                            55435-1891
---------------------------------------          --------------------------
(Address of principal executive offices)                 (Zip Code)

                                 612-922-5445
--------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X       No
                                                    ---     ---

     The number of shares outstanding of the issuer's classes of common stock, as of September 30, 1996:

Class A Common Stock $.01 Par Value 117,134 shares

Class B Common Stock $1,000 Par Value-1 share

                                      INDEX

                    Midwest Medical Insurance Holding Company


PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheets-September 30, 1996 and December 31, 1995

     Condensed consolidated statements of income-Three months ended September 30, 1996 and 1995; Nine months ended September 30, 1996 and 1995

     Condensed consolidated statements of cash flows-Nine months ended September 30, 1996 and 1995

     Notes to condensed consolidated financial statements-September 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K




Signatures

Part I.  Financial Information
         Item 1. - Financial Statements

              MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

                       Condensed Consolidated Balance Sheet
                              (Dollars in thousands)


                                                      September 30   December 31
                                                          1996           1995
                                                      ------------   -----------
ASSETS                                                 (Unaudited)     (Note)
   Fixed maturity investments at fair value
     (Amortized cost: 1996 $181,541;
     1995 $174,540)                                      $183,359      $182,817
   Equity securities at fair value(cost:
     1996 $19,875;  1995 $17,670)                          34,682        28,311
   Short-term investments                                   9,279        15,015
   Cash                                                      (991)          704
   Uncollected premiums - Note C                            8,018         1,027
   Ceded unearned premium                                   1,375             6
   Accrued investment income                                2,638         2,875
   Reinsurance recoverable                                 22,114        25,112
   Deferred income tax                                      3,101         2,304
   Other assets                                             3,605         6,413
                                                      ------------   -----------
                                                         $267,180      $264,584
                                                      ------------   -----------
                                                      ------------   -----------


LIABILITIES, REDEEMABLE STOCK AND OTHER
   SHAREHOLDERS' EQUITY

LIABILITIES
   Unpaid losses and loss adjust. expenses               $111,459      $120,264
   Unearned premiums - Note C                              16,764         7,033
   Amounts due reinsurers                                   9,333         7,818
   Retrospective premiums                                  10,248        10,864
   Other liabilities                                        4,293         8,338
                                                      ------------   -----------
                                                         $152,097      $154,317
                                                      ------------   -----------

REDEEMABLE STOCK
   Class A Common Stock                                     6,597         6,974
   Class B Common Stock                                         1             1
                                                      ------------   -----------
                                                            6,598         6,975
                                                      ------------   -----------
OTHER SHAREHOLDERS' EQUITY                                108,485       103,292
                                                      ------------   -----------
                                                         $267,180      $264,584
                                                      ------------   -----------
                                                      ------------   -----------

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

              MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

                     Condensed Consolidated Statements of Income
                  (Dollars in thousands, except per share dollars)
                                     (Unaudited)


                                             Nine Months Ended              Three Months Ended
                                                September 30                    September 30
                                           ----------------------           ---------------------
                                            1996             1995            1996           1995
                                           ------           ------          ------         ------


Revenues:

  Net premiums earned                     $ 23,479         $ 26,452        $  2,794       $  9,629
  Net investment income                      9,085            9,233           2,977          3,112
  Realized capital gains                     1,704            1,626             751            913
                                          --------         --------        --------       --------
                                          $ 34,268         $ 37,311        $  6,522       $ 13,654

Losses and expenses

  Losses and loss adj. exp.               $ 21,484         $ 26,309        $  4,336       $  9,408
  Other underwriting expenses                4,987            4,144           1,558          1,359
                                          --------         --------        --------       --------
                                          $ 26,471         $ 30,453        $  5,894       $ 10,767
                                          --------         --------        --------       --------
  Income before income taxes              $  7,797         $  6,858        $    628       $  2,887

  Income taxes - Note B                   $  1,110         $  2,433        $ (1,610)      $    934
                                          --------         --------        --------       --------
  Net income before
    extraordinary item                    $  6,687         $  4,425        $  2,238       $  1,953
                                          --------         --------        --------       --------

  Extraordinary charge for
    demutualization, net of tax           $      0         $    170        $      0       $     57
                                          --------         --------        --------       --------
  Net income                              $  6,687         $  4,255        $  2,238       $  1,896
                                          --------         --------        --------       --------
                                          --------         --------        --------       --------



  Income per common share and
    common share equivalent               $  52.43         $  33.90        $  17.55       $  15.11
                                          --------         --------        --------       --------
                                          --------         --------        --------       --------

  Number of shares used in per
    share calculation                      127,553          125,513         127,553        125,513
                                          --------         --------        --------       --------
                                          --------         --------        --------       --------


See notes to condensed consolidated financial statements.

                MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

                     Condensed Consolidated Statements of Cash Flows
                                (Dollars in thousands)
                                       (Unaudited)



                                                            Nine Months Ended
                                                               September 30
                                                            -----------------
                                                            1996         1995
                                                            ----         ----

NET CASH PROVIDED BY OPERATING ACTIVITIES                $  (1,693)    $ (2,938)
                                                         ----------    ---------

INVESTING ACTIVITIES
   Purchases of fixed maturity investments and equity
      securities                                           (50,863)     (45,663)
   Sales of fixed maturity investments and equity
      securities                                            29,781       48,891
   Maturities of fixed maturity investments                 15,950        3,490
   Purchases of short-term investments, net                  5,736       (5,270)
                                                         ----------    ---------
                                                               604        1,448
                                                         ----------    ---------

FINANCING ACTIVITIES
   Redemption of Class A Common Stock                         (606)        (324)
                                                         ----------    ---------
       INCREASE (DECREASE) IN CASH                          (1,695)      (1,814)


Cash at beginning of year                                      704        1,527
                                                         ----------    ---------
                   CASH AT JUNE 30                       $    (991)    $   (287)
                                                         ----------    ---------
                                                         ----------    ---------



See notes to condensed consolidated financial statements.

               MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 1996

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

NOTE B--INCOME TAXES

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The annual effective tax rate for the nine months ended September 30, 1996 and 1995 is approximately 38% and 36% respectively and is due primarily to the effects of tax-exempt income and state income taxes, net of federal tax benefit. The nine months 1996 tax provision on the Statement of Income has been reduced by a $1,852,000 refund received in May of 1996 due to the filing of an amended 1992 federal income tax return.

NOTE C--UNEARNED PREMIUM and UNCOLLECTED PREMIUM

The majority, 92%, of the Company's insurance policies expire at December 31 and renew on January 1 of each year. The majority of the unearned premium amount at September 30, 1996 represents three months of unearned premium for every active policy renewed or newly written from January 1, 1996 through September 30, 1996. Since most active policies expired on December 31, 1995, there was no unearned premium at that date for those expired policies.

Of the total unearned premium balance $7,033,000 at December 31, 1995, the majority, $5,845,000, is a reserve for the issuance of free reporting endorsements for policyholders at death, disability or retirement. That same amount is also included in the unearned premium balance at September 30, 1996.

The increase in uncollected premium from December 31, 1995 to September 30, 1996, $6,991,000, is due to the renewal of most active policies on January 1. The full years premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly. The majority of each years' premium is collected during the year with very little uncollected at each December 31.

Item 2. -
Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity
-------------------------------

The majority of the Company's assets, 85%, continue to be invested in bonds, stocks and short-term instruments. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments in debt and equity securities are classified as available for sale and therefore carried at fair value with unrealized gains and losses, net of applicable taxes, reflected as a separate component of equity. Prior to January 1, 1994 fixed maturity investments were carried at the lower of aggregate amortized cost or market and equities were carried at market.

Ninety-two percent of the Company's insurance policies renew on January 1 of each year and expire on December 31. Premiums can be paid in full on January 1 or one-fourth at the beginning of each calendar quarter. At December 31 the uncollected premiums are relatively low. The uncollected premium of $8,018,000 at September 30, 1996 represents that amount of the calendar year 1996 premium for each policy renewed for one year on January 1, or newly written during January, - September, 1996 which is not yet collected. Full 1996 premium for all policies written as of September 30, 1996 totaled $42,238,000.

The increase in unearned premium of $9,731,000 represents nine months of premium on all of the January 1 renewed insurance policies written from January 1 through September 30, 1996. Since most policies expire at December 31 each year, there was only $1,188,000 of unearned premium at December 31 for policies written during 1995. An estimated unearned premium reserve for free reporting endorsements provided to certain insureds at death, disability and retirement amounting to $5,845,000 is the majority of the unearned premium balance at December 31, 1995. The same $5,845,000 is included in the September 30, 1996 unearned premium total.

The retrospective premium liabilities of $10,248,000 at September 30, 1996 and $10,864,000 at December 31, 1995 were both made up of two major items. One represents amounts due to Iowa policyholders under terms of the Midwest Medical Insurance Company/Iowa Physicians Mutual Insurance Trust (MMIC/IPMIT) July 1, 1993 merger agreement. That agreement provides if financial results for years prior to 1993 are more favorable than expected, the favorable development must be returned to former IPMIT policyholders who were insured by IPMIT on December 31, 1992 and who renew their coverage with MMIC. This liability was $5,664,000 at December 31, 1995 and $5,645,000 at September 30, 1996. The second is a liability to Minnesota policyholders under a retrospective premium rating plan. The second liability totaled $5,200,000 at December 31, 1995 and $4,603,000 at September 30, 1996. In March of 1996, $5,200,000 Minnesota retrospective premium liability and $2,300,000 of the Iowa merger agreement liability was paid to policyholders.

Cash flow from operations for the first nine months of both 1996 and 1995 has been depressed by the payment, in March of both years, of the retrospective premium credit to Minnesota policyholders and the premium credit to Iowa policyholders under terms of the MMIC/IPMIT merger agreement. Those payments totaled $7,500,000 in 1996 and $9,000,000 in 1995.

Net income for the first half of 1996 and 1995 was $6,687,000 and $4,425,000 respectively. These amounts were added to the Company's retained earnings.

Total equity consisting of redeemable stock and other shareholder's equity, increased by $4,816,000 during the first nine months of 1996. Net income of $6,687,000 added to equity was offset by a decrease in the fair value of investments, net of deferred taxes, totalling $1,112,000, and Class A stock redemptions of $542,000.

Results of Operations
---------------------

Net premiums earned were $2,973,000 lower during the first nine months of 1996 than for the same period in 1995. During the three months ended September 30, 1996 net premiums were $6,835,000 lower than the same period in 1995. These variances are primarily the result recording a number of adjustments to premium in the first nine months of 1996 with no counterpart transactions in the first nine months of 1995. The transactions and their impact on net premium were:

                                                             Net Premium Effect
  1) Minnesota policyholder retrospective premium
     credit--declared and recorded in September
     1996 to be paid in 1997.                                        -4,600

  2) Recognition of additional MMIC/IPMIT merger
     liabilities--to be returned as reductions of
     premium--recorded in September 1996.                            -1,400
                                                                     ------

     Subtotal impact on three months ending
     September 30, 1996                                              -6,000

  3) Cash receipts from commutation of reinsurance
     treaty for the period January 1, 1989 to
     December 31, 1990, received April 1996.                         +2,194

  4) Reduction to 1995 reinsurance premium under
     current treaty recorded in May, 1996.                             +841

     Approximate amount of 1995 error recorded
     through September 1995.  Impact on difference
     between years equals.                                             +630

  5) Recognition of additional MMIC/IPMIT merger
     liabilities--recorded January-June 1996.                          -600
                                                                     ------

     Impact on nine months ending Sept. 30, 1996                     -2,935
                                                                     ------
                                                                     ------

Losses and loss adjustment expenses were $4,825,000 lower during the first nine months of 1996 than for the same period in 1995. Losses decreased approximately $1,200,000 due to slightly lower policyholder count and premium volume. During the first nine months of 1996, $4,300,000 of prior years loss reserves were released compared to a similar smaller release of $1,770,000 in 1995. Releasing prior year's loss reserves decreases current year loss expense. This difference causes 1996 losses to be lower by $2,530,000. The same factors caused loss expenses to be lower during the three month period ending September 30, 1996, vs. the same period in 1995.

Other underwriting expenses are higher in 1996 than 1995 because of expenses incurred in connection of the merger of Medical Liability Mutual Insurance Company of Nebraska into the Company.

Net income for the first nine months of 1996 was $2,432,000 greater than the same period of 1995. This larger net income was the result lower loss and loss adjustment expense discussed earlier and the reduced federal income provision from a $1,852,000 1992 tax refund received in 1996.

Part II.  Other Information

Item 6    Exhibits

                      None

          Reports on Form 8-K

                    No reports on Form 8-K have been filed.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             Midwest Medical Insurance Holding Company
                             -----------------------------------------
                                             (Registrant)




Date___________________     __________________________________________
                                          David P. Bounk
                                          President and Chief
                                          Executive Officer




Date___________________     __________________________________________
                                          Merlin R. Bretzman
                                          Vice President and
                                          Principal Financial Officer
                                          and Principal Accounting
                                          Officer