Form 10-K
period 1996-12-31
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 1997-03-26
CIK 894353

                          SECURITIES AND EXCHANGE COMMISSION

                              Washington, D. C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the Fiscal year ended December 31,1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from __________to___________

Commission file number 0-21230

                  Midwest Medical Insurance Holding Company
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

               Minnesota                                        41-1625287
--------------------------------------                    ---------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

6600 France Avenue So., Suite 245
Minneapolis, Minnesota                                           55435-1891
-------------------------------------                     ---------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (612) 922-5445

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

             Title of Each Class     Name of Each Exchange on Which Registered
             ------------------      -----------------------------------------
Class A Common Stock $.01 par value                    N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (based on December 31, 1996 Net Redemption Value per share) of the voting stock held by non-affiliates of the registrant as of March 30, 1997 was $7,534,994.

The number of shares outstanding of the issuer's classes of common stock, as of March 30, 1997:

  Class A Common Stock $.01 par Value - 118,209 shares
  Class B Common Stock $1,000 par value - 1 share

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                        PART I

ITEM 1. BUSINESS

BACKGROUND

Midwest Medical Insurance Holding Company (MMIHC) is an insurance holding company organized under the laws of the State of Minnesota. Midwest Medical Insurance Company (MMIC) is a wholly-owned subsidiary of MMIHC and is MMIHC's primary operating asset.

MMIC's primary business is selling and issuing policies of medical professional liability insurance to: (1) individual physicians, (2) partnerships or professional corporations comprised of physicians and (3) clinics. In addition, MMIC writes business liability insurance providing coverage for claims against a medical business entity resulting from acts by the employees who work for the entity, and office premises liability insurance providing coverage for claims arising out of the ownership, maintenance or use of office premises of the insured.

MMIC originally was organized in 1980 under the auspices of the Minnesota Medical Association (the "MMA") to provide professional liability (malpractice) insurance to Minnesota physicians who are members of the MMA. The business was reorganized on November 30, 1988 into a stock insurance company (MMIC), wholly owned by a holding company (MMIHC), which could pursue other business opportunities. MMIHC has not engaged in any such activities to any material extent. The reorganization also was effected to give physicians a limited equity interest in their malpractice insurer while preserving MMIC's capital and surplus. As of July 1, 1993, the Iowa physician-owned malpractice insurer, Iowa Physicians Mutual Insurance Trust (IPMIT), was merged with and into MMIC. As of June 5, 1996, the Nebraska physician-owned malpractice insurer, Medical Liability Mutual Insurance Company of Nebraska (MLM) was merged with and into MMIC. MMIC now provides malpractice insurance to physicians and physician groups in Minnesota, Iowa, North Dakota, South Dakota, Nebraska, Illinois and Wisconsin on a claims-made basis. MMIC has had the sponsorship of the MMA since inception and also has the sponsorship of the Iowa Medical Society (IMS) and North Dakota Medical Association. Professional liability, general liability, and umbrella excess liability insurance is also available to hospitals, nursing homes and extended care facilities through MMIC.

MMIC has no employees. Instead, MMIHC provides all management and administrative services to MMIC for a fee based upon the cost of providing services. For insurance operational expenses, a ten percent administrative surcharge is added.

Hereafter, MMIHC and MMIC shall be collectively referred to as the Company unless the reference pertains to a specific entity. Further, due to the nature of the relationship between MMIHC and MMIC, the insurance operations of MMIC will be discussed as though they are the operations of the registrant.

ELIGIBLE PHYSICIANS

An individual physician must meet the following criteria in order to be eligible to obtain insurance coverage from MMIC:

  1. An applicant must be licensed to practice medicine, surgery or osteopathy in Minnesota, Iowa, Nebraska, North Dakota, South Dakota, Nebraska, Illinois, or Wisconsin;

  2. An applicant must conduct a majority of his or her practice in Minnesota, Iowa, Nebraska, North Dakota, South Dakota, Nebraska, Illinois or Wisconsin.

ELIGIBLE GROUPS

MMIC also provides professional liability insurance to entities including partnerships, professional corporations and other associations through which qualifying physicians practice medicine, surgery or osteopathy.

A group must meet the following criteria in order to be eligible to be insured by MMIC:

  1. The entity must have its principal place of business in Minnesota, Iowa, Nebraska, North Dakota, South Dakota, Nebraska, Illinois or Wisconsin; and

  2. The group must demonstrate that all of the individual physicians practicing medicine, surgery or osteopathy on a full-time basis through such clinic are, or intend to be, insured by MMIC.

ELIGIBLE HOSPITALS, NURSING HOMES AND OTHER EXTENDED CARE FACILITIES

MMIC also provides professional liability, general liability and umbrella excess liability to hospitals, nursing homes and other extended care facilities which provide medical services to patients on more than an outpatient basis.

A business must meet the following criteria in order to be eligible to be insured by MMIC:

  1. The entity must have its principal place of business in Minnesota, Iowa, Nebraska, North Dakota, South Dakota, Illinois or Wisconsin; and

  2. The facility must be a licensed hospital, nursing home, hospice or other extended care facility.

POLICY FORMS

MMIC offers a "claims-made" medical malpractice liability insurance policy. Under a claims-made policy, coverage is provided for claims asserted and reported to MMIC while the policy is in effect relating to occurrences which took place during the period in which the policyholder had coverage with MMIC. For purposes of policy coverage, a claim includes any lawsuit, allegation of liability or other notice of patient dissatisfaction with services performed that is communicated to MMIC as required by the policy. The policy also covers prior acts (i.e., claims first made during the policy period with respect to occurrences which took place prior to the date the insured initially secured coverage from MMIC) for physicians previously insured under a claims-made policy with another professional liability insurer. Prior acts coverage is not available from MMIC for physicians who have not been continuously insured prior to obtaining coverage from MMIC.

MMIC also offers reporting endorsements ("tails") which provide coverage of subsequent claims (i.e., claims first made subsequent to the date the insured terminates basic insurance coverage with MMIC, but with respect to occurrences which took place while the insurance coverage was in effect prior to such termination date) made against its former insureds who have voluntarily terminated insurance coverage with MMIC. In the event of death, permanent disability, or retirement at age 55 or older after five years of coverage with MMIC, the reporting endorsement is provided at no additional premium.

MMIC offers basic limits of coverage from $100,000 for each claim, subject to $300,000 annual aggregate, up to $5,000,000 for each claim, subject to $5,000,000 annual aggregate. Excess coverage above the basic limits is available from MMIC's reinsurers on a facultative basis.

The basic office premises liability limits offered are $100,000 for each occurrence for bodily injury and $100,000 for each occurrence for property damage. Limits up to $1,000,000 for each occurrence are also available.

The basic liability limits for coverage of employees and assistants cannot exceed the limits purchased by the insured physician or clinic.

MARKETING AND DISTRIBUTION

Marketing of MMIC policies in Minnesota, South Dakota, Nebraska, Illinois and Wisconsin is handled principally by MMIC through salaried marketing representatives. MMIC has also made marketing arrangements with a select group of large national brokers to assist MMIC in the production of large accounts and in the production of new coverages as they are developed. These brokers will work primarily in Minnesota. MMIC has appointed an exclusive independent agent in Iowa and in North Dakota in order to enhance marketing efforts there. MMIC does not believe that the loss of any exclusive agent would have a material adverse effect on its business because other agents are available and MMIC has the in-house capacity to market directly in any of these areas. MMIC approves all policies (and their terms) sold by agents prior to their becoming effective, and no commissions are earned by agents until such approval has been granted.

Distribution of policies is handled through a processing system which MMIC has utilized for several years. Since most policies have a common expiration date, it is essential that MMIC's policy processing operations be highly efficient. MMIC consistently has been able to provide policy processing on a timely basis.

REINSURANCE

MMIC purchases reinsurance in order to reduce its liability on individual risks. A reinsurance transaction takes place when an insurance company transfers or "cedes" to another insurer a portion of its exposure on insurance it writes. The reinsurer assumes the exposure in return for a portion of the premium. The reinsurer's liability is limited to losses it assumes that are in excess of the portion retained by MMIC. However, in the event the reinsurer is unable or otherwise fails to pay, MMIC remains primarily liable for the loss.

Historically, entering into reinsurance agreements permitted MMIC to issue policies having greater liability limits than otherwise would have been allowed under Minnesota insurance law, which prohibits an insurer from retaining a risk on any one claim that is greater than 10 percent of its surplus. As MMIC's surplus has grown, MMIC now utilizes reinsurance primarily to limit its risk on any single claim. Such limits of risk assumed by MMIC for physician coverage have increased from $150,000 in the first year of operations to $750,000 as of January 1, 1995. The single claim limit of risk assumed is $500,000 for hospital coverage. The reinsurer will pay losses in excess of the amount of risk retained by MMIC, not to exceed the limits of liability of the policies issued by MMIC.

MMIC currently operates under an excess-of-loss reinsurance treaty with General Reinsurance Corporation of Stamford, Connecticut (85%) and Hanover Reinsurance Company of Hanover, Germany (15%), whereby the reinsurers insure against losses in excess of the of loss limit retained by MMIC. General Reinsurance Corporation is the largest reinsurer of medical professional liability in the United States and one of the largest in the world and has received the highest rating of A++ by A.M. Best & Company, Inc. Hanover Reinsurance Company is rated A+ by A.M. Best & Company, Inc. Coverage under the treaty was initially issued on October 1, 1986, and is continuous until canceled by either party. Previous reinsurance treaties, which remain in effect for pre-1986 incidents, were with various domestic and foreign reinsurers, all of whom have maintained their obligations to MMIC and appear to be financially sound. MMIC currently cedes about $7,200,000 of premium per year under the reinsurance treaty.

INVESTMENTS

MMIC's investment portfolio is under the direction of the Board of Directors acting through the Investment Committee. The Investment Committee establishes MMIC's investment policy which, in summary, is to assist in maintaining MMIC's financial stability through the preservation of assets and the maximizing of after-tax investment income. Adequate liquidity is maintained to assure that MMIC has the ability to meet its insurance operational requirements, in particular the payment of claims. MMIC employs outside investment managers who manage the portfolio on a discretionary basis consistent with the policies set by MMIC. In addition, the Investment Committee utilizes the services of a separate outside consultant who calculates performance measures and provides an independent opinion on the overall results being obtained by the investment managers.

MMIC's investment portfolio consists primarily of fixed income instruments, including United States Government and governmental agency bonds and other public and municipal bonds. MMIC's investment policy permits the inclusion of equity securities of up to 15 percent of the portfolio. In accordance with this policy, equity securities currently comprised approximately 12.3 percent of the portfolio at December 31, 1995. Due to the 1996 increase in market values, with no new funds committed to equities, equities comprise 16.6% of the portfolio at December 31, 1996.

RATING

A.M. Best & Company, Inc. ("Best's"), publisher of BEST'S INSURANCE REPORTS, PROPERTY-CASUALTY, 1996 Edition, has assigned MMIC an "A", or excellent, rating in 1996. Best's ratings are based on an analysis of the financial condition and operation of an insurance company as compared with the industry in general. MMIHC believes that a favorable rating has a positive effect since customers and their advisors often review Best's ratings when selecting an insurer and are more apt to purchase insurance from a company with a positive rating because of the greater security and stability associated with a positive rating. A positive rating relates to the ability of an insurer to meet its insurance obligations and does not directly relate to the value of the insurer's securities.

GOVERNMENT REGULATION

MMIC is subject to governmental regulation in the states in which it conducts its business (Minnesota, Iowa, North Dakota, South Dakota, Nebraska, Illinois, and Wisconsin). Such regulation is conducted by state agencies having broad administrative power dealing with all aspects of MMIC's business, including policy terms, rates, dividends and retrospective premium credits to policyholders, and dividends to the parent corporation, MMIHC.

Without prior approval from the Minnesota Commissioner of Commerce, annual dividends to MMIHC cannot exceed 10 percent of unassigned surplus of MMIC or the prior year's net income from operations of MMIC, whichever is greater. MMIC is also subject to statutes that require it to file periodic information with state regulatory authorities and is subject to periodic financial and business conduct examinations. MMIHC is also subject to statutes governing insurance holding company systems in Minnesota, which relate primarily to the acquisition of control of insurance companies directly or through a holding company.

COMPETITION

MMIC's major competitor in all states in which it conducts its business is The St. Paul Companies. The St. Paul Companies is a major national property-casualty insurance company, the largest writer of medical professional liability insurance in the United States, and is many times larger than MMIC. In addition to The St. Paul Companies, several other national companies have become active competitors in the last several years, including Medical Protective Insurance Company, CNA Insurance Company, Zurich Insurance Company, and Fireman's Fund Insurance Company. At this time they have achieved limited market penetration, but represent an increasing competitive pressure for the future. In addition several other physician-owned specialty carriers have entered the market, but have yet to be a significant factor in MMIC's area. Finally, over the past three years several large self-insured hospitals in Minneapolis and Des Moines have purchased MMIC insured clinics, and other physician practices have been purchased by large, self-insured clinics such as the Mayo Clinic. This trend decreased significantly in 1996. The trends are causing a contraction in the available market for MMIC's primary malpractice insurance. MMIC is the only carrier endorsed by local medical societies in Minnesota, Iowa and North Dakota and owned by its physician-insureds, which management believes gives MMIC a competitive advantage in marketing to physicians.

The market for medical professional liability insurance is changing, especially with the dramatic changes proposed and occurring in the broader health care industry. Various changes in the market for medical professional liability insurance are possible as a result of developments such as practice consolidation and integration, physician-hospital organizations, various forms of managed health care, various forms of alliances between providers, proposals for enterprise liability, and many others. Management of MMIC believes it is developing new programs and products which will allow it to remain an industry leader as such change occurs, although no assurance can be given to that effect.

EMPLOYEES

As of December 31, 1996, MMIHC employed 64 persons, of whom 5 were executives, 44 were supervisory employees or specialists, and 15 were clerical employees. None of the employees of MMIHC is covered by a collective bargaining agreement and management believes that relations with employees are good.

ITEM 2. PROPERTIES

MMIHC owns the following fixed assets, all of which are used in the conduct of its business:


                                                           NET BOOK VALUE
                                                            DECEMBER 31,
                                                                1996
                                                           ---------------
Office furniture and equipment                                  $308,758
Leasehold improvements at leased premises,
 6600 France Avenue South,  Minneapolis, MN                       35,127
Computer hardware                                                166,348
Computer system software                                          61,476
                                                           ---------------
Total                                                           $571,709
                                                           ---------------
                                                           ---------------
The Company owns no real estate. MMIHC leases approximately 15,765 square feet of office space in Edina, Minnesota under a 10-year lease that expires in 2001, subject to the option for MMIHC to renew the lease for an additional five years after the original term. Four-thousand and sixty square feet of office space is leased in West Des Moines, Iowa under a 10-year lease that expires in 2000, with an option for MMIHC to extend the term for an additional five years after the original term. An additional 2,398 square feet of office space is leased in Omaha, Nebraska under a three year lease that expires November 30, 1997. Annual rent expense was $392,282 for 1996 and $379,699 for 1995.


ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending or threatened legal proceedings which could have a material adverse effect on its operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a meeting held on February 14, 1996, MMIHC shareholders approved an amendment to eliminate from its Articles of Incorporation the requirement that only physicians who are members of their respective state medical societies may own MMIHC Class A Common Stock. This amendment was effective immediately as to Nebraska physicians, and is effective on January 1, 1997 as to physicians in all other states.

                                        PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

(a) There is no market for the Company's Class A or Class B Common Stock. Class A shares are issued only to insured individual physicians or individual physicians jointly with the legal entities in which they practice. The shares are restricted and cannot be sold to any person other than MMIHC and are subject to mandatory redemption at the time that the physician terminates his or her insurance coverage for any reason.

(b) As of March 30, 1997, there were 118,209 shares of Class A Common stock outstanding held by 3,445 physicians and 1 share of Class B Common Stock held by the Minnesota Medical Association.

(c) MMIHC has never paid a shareholder dividend nor does it intend to within the foreseeable future. Without prior approval from the Minnesota Commissioner of Commerce, annual dividends to MMIHC from MMIC cannot exceed 10% of unassigned surplus of MMIC or the prior year's net income from operations of MMIC, whichever is greater.

ITEM 6. SELECTED FINANCIAL DATA

Following is the selected financial data of MMIHC for the five years ended December 31, 1996. This data should be read in conjunction with the consolidated financial statements and notes thereto appearing under Item 8 of this Form 10-K.


                                            YEAR ENDED DECEMBER 31

          OPERATIONS DATA       1996 (1)  1995 (1)  1994 (1)  1993 (1)  1992 (3)
--------------------------------------------------------------------------------
                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net premiums earned             $32,046   $29,798   $26,246   $40,183   $36,317
Net investment and other income  14,840    14,191    11,509    14,773    14,859
                                -----------------------------------------------
Total revenue                    46,886    43,989    37,755    54,956    51,176

Loss and loss adjustment expense 32,257    37,560    11,334    30,693    19,707
Other underwriting expenses       5,690     6,415     5,509     5,807     6,480
                                -----------------------------------------------
                                 37,947    43,975    16,843    36,500    26,187
                                -----------------------------------------------
Income before income taxes        8,939        14    20,912    18,456    24,989
Income taxes (benefit)            1,458    (1,711)    6,417     6,156     8,528
                                -----------------------------------------------
Net income                     $  7,481  $  1,725   $14,495   $12,300   $16,461
                                -----------------------------------------------
                                -----------------------------------------------

                                                  YEAR ENDED DECEMBER 31
                                1996 (1)   1995 (1)   1994 (1)   1993 (1)   1992 (3)
                               ------------------------------------------------------
                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income per common share
  and common share equivalent    $58.33    $13.74    $114.84    $99.53     $142.20
Number of shares used in per
  share calculation             128,259   125,536(4) 126,222(4) 123,575(4) 115,758(4)

Net income/total revenue           16.0%      3.9%      38.4%      22.4%      32.2%

Return on average equity            6.5%      1.7%      15.8%       9.0%      12.9%



                                                DECEMBER 31
FINANCIAL CONDITION         1996 (1)  1995 (1)  1994 (1)  1993 (2)  1992 (3)
-------------------------------------------------------------------------------
                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSETS
Fixed maturities at
  fair value                $183,561  $182,817  $174,203  $  -       $  -
Fixed maturities at
  amortized cost                -         -         -     181,526    164,878
Equity securities at
  fair value                  38,001    28,311    19,782    19,580    17,782
Short-term investments         7,898    15,015     9,755     7,429     5,674
                            --------------------------------------------------
Total investments            229,460   226,143   203,740   208,535   188,334

Reinsurance recoverable       22,174    25,112    23,637    18,310    19,839
Other assets                  10,359    13,329    19,100    16,335    15,954
                            --------------------------------------------------
Total assets                $261,993  $264,584  $246,477  $243,180  $224,127
                            --------------------------------------------------
                            --------------------------------------------------

LIABILITIES
Unpaid losses and loss
  adjustment expenses       $110,037  $120,264  $110,967  $123,420  $118,171
Other liabilities             33,074    34,053    38,358    33,904    32,006
                            --------------------------------------------------
                             143,111   154,317   149,325   157,324   150,177

REDEEMABLE STOCK
Class A and Class B Common
  Stock at redemption value    7,604     6,975     7,712     7,605     7,230
                             111,278   103,292    89,440    78,251    66,720
                            --------------------------------------------------

OTHER SHAREHOLDERS' EQUITY
Total liabilities, redeemable
  stock and shareholders'
  equity                    $261,993  $264,584   $246,477  $243,180 $224,127
                            --------------------------------------------------
                            --------------------------------------------------


                                              DECEMBER 31
                              1996 (1)  1995 (1)  1994 (1)  1993 (2)  1992 (2)
                             -------------------------------------------------
                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Midwest Medical Insurance
  Holding Company:
    Class A Common Shares
      issued and outstanding   118,209  116,251   116,855  115,230    110,333
    Redemption value per share  $64.33   $60.00    $66.00   $66.00     $65.53

    Class A Common Shares
      redeemed                  10,272   12,424    12,640    6,426      2,953
Amount paid to terminating
  policyholders upon redemption $  608   $  829    $  840   $  415     $  233

_______________________________________

(1) Amounts derived from audited consolidated financial statements of MMIHC included in Item 8 of this Form 10-K.

(2) Amounts derived from audited consolidated financial statements of MMIHC.

(3) Amounts derived from post-pooling financial statements of MMIHC which have been audited as to combination only.

(4) Includes pro forma shares computed to give retroactive effect to the merger of MMIHC/MMIC with MLM. See Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

MANNER OF PRESENTATION

The financial statements of MMIHC and MMIC are presented on a consolidated basis. In future references in this analysis, which should be read together with the 1996 consolidated financial statements and notes thereto appearing under
Item 8 in this Form 10-K, MMIHC and MMIC are referred to collectively as the "Company".

CAPITAL RESOURCES AND LIQUIDITY

The majority of the Company's assets are invested in bonds, stocks and short-term instruments. These investments totaled $229,460,000 and $226,143,000 at December 31, 1996 and 1995, respectively, which represented 87.5% and 85.7% of total assets. The primary objective of the Company's investment policy is preservation of assets while securing the highest after-tax return consistent with asset conservation. The investment in U.S. Government bonds assists in assuring adequate liquidity for payment of losses. Stocks are carried at fair value on the balance sheet. The Company adopted SFAS No. 115 effective January 1, 1994. Fixed maturity investments are classified as available for sale by management and therefore, in accordance with SFAS No. 115, are also carried at fair value effective January 1, 1994. Prior to January 1, 1994, bonds were carried at the lower of aggregate amortized cost or market. Equity securities are also classified as available for sale. This caused no change in the accounting for these investments. See Note 1 of the notes to the consolidated financial statements for additional detail concerning the impact of adopting SFAS No. 115. Partially taxable state and other political subdivision bonds are utilized in the portfolio to reduce federal income taxes and to secure a higher after-tax return than fully taxable investments.

The Company's cash flow from operations has been essentially breakeven for the years 1996, 1995 and 1994. Premium rates have remained level for several years causing cash receipts from operations to be relatively level. In addition, in recent years MMIC has returned substantial amounts of premiums to policyholders in the form of retrospective premium credits. Loss and operating expense payments during all three years have generally been met from current year's premium receipts with any excess cash allocated to the investment portfolio. The Company regularly analyzes loss liabilities to project cash flow required in future years. Bond maturities by year approximate this loss payment pattern. Since the overall portfolio is highly liquid, exact matching is not a goal. Maturities are selected to maximize total return rather than to achieve exact matching of liabilities. While operating cash flow was basically breakeven in 1996, 1995 and 1994, given the Company's December 31, 1996 shareholders' equity of $111,278,000, investments of $229,460,000 and gross loss liabilities of $110,037,000, the Company anticipates no cash flow problems in the near future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's bylaws require that MMIHC Class A Common Stock issued to MMIC policyholders be redeemed when a physician ceases to be insured by MMIC for any reason. The redemption value per share is calculated by dividing the net book value of the Company, excluding the net book value of MMIC (other shareholders' equity) from the calculation, by the number of MMIHC Class A Common Shares outstanding. More detail about the redeemable stock and the actual redemptions during the years 1996, 1995 and 1994 are found in Note 3 to the consolidated financial statements. This limited redemption value preserves the capital of MMIC as shareholders' equity. The consolidated statements of changes in other shareholders' equity found in the accompanying financial statements provide the details of additions to and reductions in other shareholders' equity.

From time to time the Board of Directors of MMIC declares dividends payable to MMIHC to maintain the redemption value of the Company's Class A Common Stock. The $1,181,000 dividend declared in November 1994 and the $260,000 dividend in November 1995 were declared in accordance with that principle and paid in February of 1994 and 1995, respectively. In July 1996, a dividend of $327,000 was paid to MMIHC as required by a provision of the MMIC/MLM merger agreement. Per the merger agreement, the amount was sufficient to maintain the per share redemption value of MMIHC's Class A Common Stock at the same per share value immediately after the merger as immediately before the merger.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LOSS AND LOSS ADJUSTMENT EXPENSE

                    RECONCILIATION OF LIABILITY FOR LOSS
                         AND LOSS ADJUSTMENT EXPENSE
                             (THOUSANDS OF DOLLARS)

                                                   1996       1995       1994
                                                -------------------------------
Liability for loss and loss adjustment expense
    at beginning of year                        $  96,424  $  88,227   $105,589

Plus:
  Incurred loss and loss adjustment expense:
    Provision for current year                     41,101     39,847     36,275
    (Decrease) in provision for prior years        (8,844)    (2,287)   (24,941)
                                                --------------------------------
  Total incurred loss and loss adjustment expense  32,257     37,560     11,334

Less:
  Incurred loss and loss adjustment expense
    payments:
      Payment attributable to current year          4,885      2,484      3,445
      Payment attributable to prior years          33,454     26,879     25,251
                                                --------------------------------
  Total payments                                   38,339     29,363     28,696
                                                --------------------------------

Liability for loss and loss adjustment expense
  at end of year                                   90,342     96,424     88,227

Reinsurance recoverables on unpaid losses at
  end of year                                      19,695     23,840     22,740
                                                --------------------------------

Liability for loss and loss adjustment expense,
  gross of reinsurance recoverables on unpaid
  losses at end of year                          $110,037   $120,264   $110,967
                                                --------------------------------
                                                --------------------------------


The second to the last line on the preceding reconciliation reports the amount of reinsurance recoverables for unpaid losses which are included in the 1996, 1995 and 1994 balance sheet liability "Unpaid losses and loss adjustment expenses". Except for adding the reinsurance recoverables, the reconciliation is presented net of reinsurance which coincides with the manner of presentation of the income statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The current year's provision for loss and loss adjustment expense, which is based upon policyholder exposure, expected frequency of losses, and severity of losses, was fairly stable for 1996 and 1995. The 1994 current year provision was approximately $4,000,000 less than the 1996 and 1995 amounts primarily because the Company increased its retention from $500,000 per claim to $750,000 per claim effective January 1, 1995. The loss and loss adjustment expenses reflected in the consolidated financial statements, and shown in the Reconciliation of Liability for Loss and Loss Adjustment Expense as total incurred loss and loss adjustment expense, include adjustments of prior years' estimates.

Incurred loss and loss adjustment expenses for 1996 and 1995 of $32,257,000 and $37,560,000, respectively, are significantly greater than the $11,334,000 in 1994. During 1994, the liability for loss and loss adjustment expenses was extensively reevaluated by management which resulted in a significant reduction, $24,941,000, in these liabilities for years prior to 1994. That reduction was supported by outside actuarial evaluation. There were smaller reversals of prior years' liabilities in 1996 and 1995. Following the 1994 extensive review and liability reduction, management does not expect prior year liability reductions of similar significance in future years.

The schedule which follows summarizes the development of the liability for loss and loss adjustment expense from 1986 through 1996. This schedule is also presented net of reinsurance which the Company believes best explains the development as it affects operating results. The Company has a conservative loss reserving policy which, when coupled with a moderation of malpractice insurance losses which began in approximately 1986 for the Company and across the industry, has resulted in redundancies in liabilities larger than expected. The table indicates that the redundancy in loss liabilities, which developed when more actual results were known, has been significantly reduced from the high at December 31, 1990. Loss and loss adjustment expense liabilities have not been discounted in the Company's financial statements.

          Development of Liability for Loss and Loss Adjustment Expense
                           (THOUSANDS OF DOLLARS)



                                 1986      1987    1988     1989     1990      1991     1992    1993     1994     1995     1996
                                -------------------------------------------------------------------------------------------------

Liability for unpaid loss
 and loss adjustment expense    $45,105  $60,133  $74,577  $89,630  $97,375 $100,167  $98,617 $105,589  $88,227  $96,424  $90,342


Liability reestimated as of:
  1 year later                   41,123   53,358   65,928   73,244   83,359   83,991   94,633   80,960   85,595   87,589
  2 years later                  36,346   46,297   51,379   62,056   64,876   74,883   69,490   75,364   76,365
  3 years later                  30,325   35,881   43,516   52,010   56,351   53,538   65,568   64,586
  4 years later                  24,378   33,448   35,753   44,582   42,075   52,833   56,426
  5 years later                  24,767   30,345   31,052   37,872   41,771   45,892
  6 years later                  23,722   26,818   29,052   37,617   39,519
  7 years later                  22,379   26,613   29,002   35,882
  8 years later                  22,176   26,620   28,724
  9 years later                  22,179   26,611
 10 years later                  22,176


Cumulative redundancy            22,929   33,522   45,853   53,748   57,856   54,275   42,191   41,003   11,862    8,844


Cumulative amount of
 liability paid through:
  1 year later                    7,103   13,421   12,067   10,585   13,973   19,112   21,422   25,251   26,879   33,454
  2 years later                  16,443   19,787   19,043   21,890   28,643   32,798   37,498   42,685   46,925
  3 years later                  19,189   23,184   24,143   30,869   35,305   39,906   45,227   51,087
  4 years later                  20,817   25,238   26,241   35,015   37,624   42,752   46,226
  5 years later                  21,790   26,240   27,561   35,115   38,298   43,994
  6 years later                  21,902   26,555   27,660   35,187   39,505
  7 years later                  22,121   26,610   27,695   35,295
  8 years later                  22,176   26,610   27,695
  9 years later                  22,176   26,610
 10 years later                  22,176


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS


NET PREMIUMS EARNED increased $2,248,000 in 1996 from 1995 while the number of insured policyholders and rate levels were relatively the same. The primary reasons for this increase are:

1. In 1996, $2,194,000 was received from the commutation of a reinsurance treaty covering the years 1989 and 1990. This increases 1996 net premiums. There was no similar item in 1995.

2. Several other reinsurance treaty adjustments involving prior years retrospective reinsurance treaties resulted in reducing 1996 reinsurance costs by $1,740,000, thereby increasing net premium earned. The years involved ranged from 1987-1995. Most of these treaties originated with IPMIT prior to its merger into MMIC on July 1, 1993.

3. Offsetting these two major reasons for the increase in 1996 net premiums was one significant item which caused a decrease. The Company recorded an increase of $2,901,000 in an Iowa development experience liability account in 1996. A similar increase of $646,000 was recorded in 1995. The difference between the 1996 and 1995 amounts decreased net premium $2,255,000. Under terms of the MMIC/IPMIT July 1, 1993 merger agreement, if the financial results for the years prior to 1993 are more favorable than expected at December 31, 1992, that favorable development must be returned to the prior IPMIT policyholders who renew coverage with MMIC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



NET PREMIUMS EARNED increased $3,552,000 in 1995 from 1994 even though policyholder rate levels remained the same and the number of policyholders insured also remained stable. The primary reasons for this increase are:

1. A $5,200,000 retrospective premium credit was declared in 1995 for Minnesota policyholders who were insured during 1992, 1993 and 1994 and renew with the Company on January 1, 1996. A similar premium credit of $6,000,000 was declared in 1994. The 1995 credit was lower by $800,000 and caused 1995 net premium to be higher by this amount. These premium credits were paid to policyholders in early March of 1995 and 1996, respectively.

2. The Company recorded an increase of $646,000 in an Iowa development experience liability account in 1995. Under terms of the MMIC/IPMIT July 1, 1993 merger agreement, if the financial results for years prior to 1993 are more favorable than expected at December 31, 1992, that favorable development must be returned to the prior IPMIT policyholders who renew coverage with MMIC. The establishment of this liability reduces earned premiums. A similar increase of $7,227,000 was recorded in 1994. The difference between 1995 and 1994 increased net premium from 1994 to 1995 by $6,581,000.

3. Offsetting the two major reasons for the increase in 1995 net premiums, which total $7,381,000, is one item which caused a decrease. In 1994, the Company reduced its estimated unearned premium liability for free death, disability and retirement reporting endorsements by $2,903,000 which increases net premium. A further small decrease in this liability, $310,000, was recorded in 1995. The difference, $2,593,000, causes 1995 net premium to be lower by that amount.

INVESTMENT INCOME has remained level during the last three years. Invested assets as shown in the Balance Sheet at fair value increased by $3,317,000 from December 31, 1995 to December 31, 1996. On a cost basis, the amount of investments increased by $885,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REALIZED CAPITAL GAINS of $1,771,000 in 1996 and $1,646,000 in 1995 were due to active management of both the bond and equity sections of the portfolio. During 1994, the same investment management philosophy, preservation of assets while securing the highest total return possible, resulted in a net capital loss of $455,000. The Company employs two outside professional advisors to manage the portfolio, one to manage fixed income securities and a separate manager for equities. The managers operate within the Company's adopted investment policy. The Investment Committee meets with the outside managers approximately four times per year.

OTHER UNDERWRITING EXPENSES decreased by $725,000 from 1995 to 1996. This decrease was primarily due to a reallocation of costs under the Company's amended management agreement for 1996 filed herein. In 1995 the majority of this expense was included in other underwriting expense. The increase from 1994 to 1995 was primarily due to a $520,000 reduction in reinsurance ceding commission received. The reduction occurred in connection with the Company increasing its retention from $500,000 per claim to $750,000 per claim and changing the method by which final reinsurance premium is determined for coverage up to $2,000,000 per claim.

INCOME TAXES. In 1996 the Company's book net income before taxes was $8,939,000. Deductions from book income, primarily tax exempt interest income from municipal bonds reduces income subject to tax. This current year's tax based on taxable earnings was increased by a reduction in deferred taxes of $298,000 to arrive at the income tax charged to operations as shown in the financial statements.

Deferred tax effects are provided whenever expense items are recorded in the accompanying financial statements in a time period different from those in the Company's tax returns.

NET INCOME for the Company during the last three years totaled $23,701,000 which was added to retained earnings. As indicated in the discussion of loss and loss adjustment expenses, a significant portion of net income for these years resulted from the reversal of loss liabilities established in prior years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Midwest Medical Insurance Holding Company and Subsidiary are presented on pages 22 through 49 of this Annual Report on Form 10-K following.

         Midwest Medical Insurance Holding Company and Subsidiaries

                     Consolidated Financial Statements


                Years ended December 31, 1996, 1995 and 1994




                                 CONTENTS




Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . .23

Consolidated Financial Statements

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . .24
Consolidated Statements of Income. . . . . . . . . . . . . . . . . . . . . .25
Consolidated Statements of Changes in Other Shareholders' Equity . . . . . .26
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . .28
Notes to Consolidated Financial Statements . . . . .  . . . . . . . . . . . 29


                        Report of Independent Auditors

Board of Directors
Midwest Medical Insurance Holding Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of Midwest Medical Insurance Holding Company and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in other shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midwest Medical Insurance Holding Company and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

In 1994, as discussed in Note 1 to the financial statements, the Company changed its method of accounting for certain investments in debt and equity securities.


                                            /s/ Ernst & Young LLP

Minneapolis, Minnesota
January 31, 1997

         Midwest Medical Insurance Holding Company and Subsidiaries

                         Consolidated Balance Sheets

                   (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)



                                                            DECEMBER 31
                                                        1996           1995
                                                    --------------------------
ASSETS
Investments (NOTE 4):
  Fixed maturities at fair value
   (cost: 1996--$179,979;
   1995--$174,544)                                    $183,561      $182,817
  Equity securities at fair value
   (cost: 1996--$20,237;
   1995--$17,670)                                       38,001        28,311
  Short-term                                             7,898        15,015
                                                    --------------------------
                                                       229,460       226,143

Cash                                                         -           704
Accrued investment income                                2,778         2,875
Reinsurance recoverable (NOTE 8)                        22,174        25,112
Other assets                                             6,451         7,446
Deferred income taxes (NOTE 7)                           1,130         2,304
                                                    --------------------------
Total assets                                          $261,993      $264,584
                                                    --------------------------
                                                    --------------------------

LIABILITIES, REDEEMABLE STOCK AND OTHER
  SHAREHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses          $110,037      $120,264
  Unearned premiums                                      6,860         7,033
  Retrospective premiums (NOTE 5)                       10,838        10,864
  Amounts due reinsurers                                 7,274         7,818
  Other liabilities                                      8,102         8,338
                                                    --------------------------
Total liabilities                                      143,111       154,317


Redeemable stock (NOTES 3 AND 12):
  Class A Common Stock--authorized 300,000 shares,
   issued and outstanding 118,209 shares in 1996 and
   116,251 shares in 1995                                7,603         6,974
  Class B Common Stock--authorized, issued
   and outstanding 1 share                                   1             1
                                                    --------------------------
                                                         7,604         6,975

Other shareholders' equity (NOTES 3 AND 11)            111,278       103,292
                                                    --------------------------
Total liabilities, redeemable stock and other
  shareholders' equity                                $261,993      $264,584
                                                    --------------------------
                                                    --------------------------
SEE ACCOMPANYING NOTES.

              Midwest Medical Insurance Holding Company and Subsidiaries

                         Consolidated Statements of Income

                 (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)



                                               YEAR ENDED DECEMBER 31
                                           1996         1995         1994
                                        --------------------------------------
Revenues:
  Net premiums earned (NOTE 8)           $32,046       $29,798      $26,246
  Net investment income (NOTE 4)          12,212        12,211       11,995
  Realized capital gains (losses)          1,771         1,646         (455)
  Other                                      857           334          (31)
                                        --------------------------------------
                                          46,886        43,989       37,755

Losses and expenses:
  Losses and loss adjustment
   expenses (NOTES 6 AND 8)               32,257        37,560       11,334
  Other underwriting expenses              5,690         6,415        5,509
                                        --------------------------------------
                                          37,947        43,975       16,843
                                        --------------------------------------
  Income before income taxes               8,939            14       20,912

  Income taxes (benefit) (NOTE 7)          1,458         (1,711)      6,417
  Net income                             $ 7,481       $  1,725     $14,495
                                        --------------------------------------
                                        --------------------------------------

  Income per common share and common
   share equivalent                      $ 58.33       $  13.74     $114.84
                                        --------------------------------------
                                        --------------------------------------

  Number of shares used in per share
   calculation                           128,259        125,536     126,222
                                        --------------------------------------
                                        --------------------------------------

SEE ACCOMPANYING NOTES.

                   Midwest Medical Insurance Holding Company and Subsidiaries

                Consolidated Statements of Changes in Other Shareholders' Equity

                                                (IN THOUSANDS)

                                                                                   UNREALIZED
                                                                                   APPRECIATION
                                                                                  ON INVESTMENTS,
                                           PAID-IN             RETAINED                NET OF
                                           CAPITAL             EARNINGS             INCOME TAXES               TOTAL
                                      --------------------------------------------------------------------------------------


Balance at December 31, 1993,
  as originally reported                   $12,770              $58,523               $  2,690              $73,983
Adjustments for pooling of interests:
  Equity of Medical Liability
   Mutual Insurance Company                    346                4,054                    283                4,683
  Pro forma distribution to holding
   company from subsidiary for assumed
   issuance of Class A Common Stock           (415)                   -                      -                 (415)
                                      --------------------------------------------------------------------------------------
Balance at December 31, 1993, restated      12,701               62,577                  2,973               78,251
  Increase in unrealized appreciation,
   net of income tax, resulting from
   initial adoption of SFAS No. 115 (NOTE 1)     -                    -                  7,762                7,762
  Net income                                     -               14,495                      -               14,495
  Net loss of Midwest Medical Insurance
   Holding Company includable in Class A
   Common Stock redemption value                 -                  487                      -                  487
  Dividend declared by subsidiary
   payable to Midwest Medical Insurance
   Holding Company                               -               (1,181)                     -               (1,181)
  Decrease in unrealized appreciation,
   net of income tax                             -                    -                (10,379)             (10,379)
  Adjustment to pro forma distribution
   to holding company from subsidiary to
   reflect change in number of Class A
   common shares issued and net redemption
   value per share                              33                    -                      -                   33
                                      --------------------------------------------------------------------------------------
Balance at December 31, 1994 (carried
forward)                                    12,734                76,378                   356               89,468


       Midwest Medical Insurance Holding Company and Subsidiaries

                           (IN THOUSANDS)


                                                                         UNREALIZED
                                                                        APPRECIATION
                                                                       ON INVESTMENTS,
                                                 PAID-IN   RETAINED        NET OF
                                                 CAPITAL   EARNINGS     INCOME TAXES     TOTAL
                                                 ----------------------------------------------
Balance at December 31, 1994 (brought forward)    $12,734   $76,378     $   356        $ 89,468
  Net income                                            -     1,725           -           1,725
  Net loss of Midwest Medical Insurance Holding
    Company includable in Class A Common Stock
    redemption value                                    -       387           -             387
  Dividend declared by subsidiary payable to
    Midwest Medical Insurance Holding Company           -      (260)          -            (260)
  Increase in unrealized appreciation, net of
    income tax                                          -         -      11,936          11,936
  Adjustment to pro forma combination of
    Midwest Medical Insurance Holding Company
    and Medical Liability Mutual Insurance
    Company                                             -       (26)          7             (19)
  Adjustment to pro forma distribution to holding
    company from subsidiary to reflect change in
    number of Class A common shares issued and
    net redemption value per share                     55         -           -              55
                                                 ----------------------------------------------
Balance at December 31, 1995                       12,789    78,204      12,299         103,292
  Net income                                            -     7,481           -           7,481
  Net income of Midwest Medical Insurance
    Holding Company includable in Class A
    Common Stock redemption value                       -    (1,070)          -          (1,070)
  Increase in unrealized appreciation, net of
    income tax                                          -         -       1,575           1,575
                                                 ----------------------------------------------
Balance at December 31, 1996                      $12,789   $84,615     $13,874        $111,278
                                                 ----------------------------------------------
                                                 ----------------------------------------------

SEE ACCOMPANYING NOTES.

       Midwest Medical Insurance Holding Company and Subsidiaries

                  Consolidated Statements of Cash Flows

                             (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31
                                                             1996         1995        1994
                                                          ----------------------------------
OPERATING ACTIVITIES
Net income                                                $  7,481     $  1,725     $14,495
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Decrease (increase) in accrued investment income              97          (50)        (76)
  Decrease (increase) in reinsurance recoverable             2,938       (1,475)     (5,324)
  Decrease (increase) in other assets                        1,015       (1,898)     (1,690)
  Deferred tax provision                                       298          482         426
  (Decrease) increase in unpaid losses and loss
   adjustment expenses                                     (10,227)       9,297     (12,454)
  Decrease in unearned premiums                               (173)        (281)     (3,917)
  (Decrease) increase in retrospective premiums                (26)      (3,171)     11,255
  Decrease in amounts due reinsurers                          (544)      (1,287)     (1,316)
  (Decrease) increase in other liabilities                    (236)         469      (1,359)
  Accretion of bond discount, net of premium
    amortization                                            (1,080)      (1,087)     (1,160)
  Realized capital (gains) losses                           (1,771)      (1,646)        455
  Compensation expense for vested Class A
    common shares                                              156          193         310
                                                          ----------------------------------
                                                            (2,072)       1,271        (355)
INVESTING ACTIVITIES
Purchases of fixed maturity investments and equity
  securities                                               (75,684)     (56,345)    (51,445)
Sales of fixed maturity investments and equity
  securities                                                54,293       52,545      44,616
Calls and maturities of fixed maturity investments          16,250        7,535      10,859
Net sales (purchases) of short-term investments              7,117       (5,261)     (2,326)
                                                          ----------------------------------
                                                             1,976       (1,526)      1,704
FINANCING ACTIVITIES
Redemption of Class A Common Stock                            (608)        (829)       (840)
                                                          ----------------------------------
(Decrease) increase in cash                                   (704)      (1,084)        509
Cash at beginning of year                                      704        1,788       1,279
                                                          ----------------------------------
Cash at end of year                                       $      -     $    704     $ 1,788
                                                          ----------------------------------
                                                          ----------------------------------


SEE ACCOMPANYING NOTES.

       Midwest Medical Insurance Holding Company and Subsidiaries

               Notes to Consolidated Financial Statements

                             December 31, 1996


1. ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

The Minnesota Medical Insurance Exchange (Exchange) began operations in October 1980 as a reciprocal or inter-insurance exchange organized under Chapter 71A of the Minnesota Statutes. Minnesota Medical Management, Inc. (MMMI) was the Exchange's attorney-in-fact and was responsible for management of the Exchange.

On November 30, 1988, the Exchange was reorganized into a stock insurance company, Midwest Medical Insurance Company (MMIC), under the statutes of the State of Minnesota. Concurrently, MMMI merged with the Midwest Medical Insurance Holding Company (MMIHC) which then acquired all outstanding shares of the reorganized stock company.

Effective July 1, 1993, MMIC merged with Iowa Physicians Mutual Insurance Trust (IPMIT), a physician-owned professional liability insurance company providing insurance coverage to Iowa physicians. As provided for in the agreement and plan of merger, IPMIT was merged into MMIC. The merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements include the combined financial position and results of operations of MMIHC and IPMIT for all periods presented.

During 1995, MMIHC formed MMIHC Services, Inc. to provide agency services for the distribution of complementary insurance products and services to physicians, clinics and hospitals.

Effective June 5, 1996, MMIC merged with Medical Liability Mutual Insurance Company of Nebraska (MLM), a physician-owned professional liability insurance company providing insurance coverage to Nebraska physicians. As provided for in the agreement and plan of merger, MLM was merged into MMIC. The merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements include the combined financial position and results of operations of MMIHC and MLM for all periods presented (see Note 2).

       Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

The holding company provides management and administrative services to the insurance company for a fee generally equal to the cost of services provided plus ten percent. The insurance company provides professional liability insurance to physicians in Minnesota, Iowa, Nebraska, North Dakota and South Dakota.

Insurance policies issued by MMIC are on a "claims made" basis and provide coverage for the policyholder for claims first made against the policyholder and reported to MMIC during the policy period for claims which occurred on or after the retroactive date stated in the policy.

MMIC provides, upon payment of an additional premium, a reporting endorsement which extends the period in which claims otherwise covered by the "claims made" policy may be reported to MMIC. In the event of death or permanent disability of a policyholder, the reporting endorsement is issued without additional premium. Upon retirement, as defined in the policy, a policyholder with at least five years of consecutive coverage with MMIC is eligible for a credit toward the additional premium for the reporting endorsement.

Prior acts coverage may be purchased by policyholders who were previously insured under a "claims made" policy with another professional liability insurer for an additional premium at the option of the insured in lieu of purchasing reporting endorsement coverage from the previous insurer.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of MMIHC and its wholly-owned subsidiaries, MMIC and MMIHC Services, Inc. All transactions between MMIHC and its subsidiaries have been eliminated in consolidation with the exception of the distribution of capital to MMIHC by MMIC in the form of dividends. From time to time the Board of Directors of MMIC may declare dividends payable to MMIHC in lieu of adjusting the management fee rate.

Hereafter, MMIHC, MMIC and MMIHC Services, Inc. shall be collectively referred to as the Company unless the reference pertains to a specific entity.

       Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION

The consolidated financial statements have been presented in conformity with generally accepted accounting principles, which differ in certain respects from statutory accounting practices followed by MMIC in reporting to the Department of Commerce of the State of Minnesota (see Note 11).

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

INVESTMENTS

The Company manages its investment portfolio to achieve its long-term investment objective of providing for the financial stability of the Company through preservation of assets and maximization of total portfolio return. Although management believes the Company has the ability to hold its fixed maturity investment portfolio to maturity, these investments are classified as "available for sale" as management may take advantage of opportunities to increase total return through sales of selected securities in response to changing market conditions.

On January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Consistent with management's classification of its investments in debt and equity securities as available for sale, such investments are carried at fair value with unrealized holding gains and losses reflected as a separate component of equity, net of applicable deferred taxes. As a result of the initial adoption of SFAS No. 115, the balance of redeemable stock and other shareholders' equity increased by $8,000 and $7,762,000, respectively, on January 1, 1994.

       Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

Prior to January 1, 1994, fixed maturity investments were carried at the lower of aggregate amortized cost or market. Unrealized losses on the fixed maturity portfolio are recorded as a component of equity, net of applicable deferred taxes. Equity securities are recorded at market. Unrealized gains and losses are reported as a component of equity, net of applicable deferred taxes.

Fair values are based on quoted market prices, where available. For fixed maturity investments not actively traded, fair values are estimated using values obtained from independent pricing services. Short-term investments are principally money market funds backed by U.S. government securities and are recorded at cost which approximates fair value.

Realized gains and losses on sales of investments are reported on a pre-tax basis as a component of income and are determined on the specific identification basis.

LOSSES AND LOSS ADJUSTMENT EXPENSES

The liability for losses and loss adjustment expenses represents an estimate of the ultimate cost of all such amounts which are unpaid at the balance sheet dates. The liability is based on both case-by-case estimates and statistical analysis and projections using the historical loss experience of MMIC, and gives effect to estimates of trends in claim severity and frequency. These estimates are continually reviewed and, as adjustments become necessary, such adjustments are included in current operations. MMIC believes that the estimate of the liability for losses and loss adjustment expenses is reasonable.

PREMIUMS

Premiums received are recorded as earned ratably over the lives of the policies to which they apply. A portion of premiums received is deferred to recognize the Company's obligation to provide reporting endorsement coverage without additional premium upon the death, disability or retirement of policyholders. This amount is recorded as an unearned premium reserve and represents the actuarially determined present value of future benefits to be provided less the present value of future revenues to be received.

       Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

The Company has a retro premium program whereby physicians may receive credits against future premiums based upon loss experience of the Company. Amounts to be returned under the program are accrued when approved by the Board of Directors and reflected as a reduction in net premium earned.

REINSURANCE

The Company cedes reinsurance in order to reduce its liability on individual risks and to enable it to write business at limits it otherwise would be unable to accept. All reinsurance contracts are excess-of-loss contracts which indemnify the Company for losses in excess of a stated retention limit up to the policy limits.

Reinsurance receivables and recoverables and prepaid reinsurance premiums are reported as assets and reserve liabilities are reported gross of reinsurance credits.

UNDERWRITING EXPENSES

Underwriting costs are expensed when incurred. Due to the nature of its operations, MMIC does not pay significant amounts in commissions.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Deferred income tax assets or liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

EARNINGS PER SHARE

Earnings per share is computed using weighted average issued and outstanding Class A common shares as well as Class A common share equivalents. All earned but unissued shares of Class A Common Stock (see Note 3) are considered common share equivalents for purposes of the earnings per share computation.

               MIDWEST MEDICAL INSURANCE HOLDING COMPANY AND SUBSIDIARIES

1. ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform with the 1996 presentation.

2. BUSINESS COMBINATION

Effective June 5, 1996, MLM policyholders received, in exchange for their ownership interests, 5,447 shares of MMIHC Class A Common Shares which was computed by dividing the December 31, 1995 GAAP basis capital and surplus of MLM by the net book value per share of MMIHC. These shares were distributed to the MLM policyholders ratably in proportion to their ownership of shares of MLM Common Stock. To maintain the net redemption value of the Class A Common Shares (see Note 3), a dividend in the amount of $327,000 was paid by MMIC to MMIHC at the time of the merger. Net premiums earned, losses and loss adjustment expenses and net income for the individual entities for the period ended December 31, 1995 were as follows (in thousands):

                                          MMIHC     MLM   ADJUSTMENTS   COMBINED
                                        ----------------------------------------
Net premium earned                      $27,981  $1,817    $   -         $29,798
Losses and loss adjustment expenses      35,472   2,088        -          37,560
Net income                                1,425    (172)      472          1,725

In order to restate the components of shareholders' equity and determine the restated income per common share and common share equivalent, management computed the number of shares that would have been issued to MLM policyholders as of December 31, 1995, 1994 and 1993 as if the effective date of the merger had been as of those dates, respectively. Following is that computation (dollars in thousands, except for share and per share amounts).

                                                              DECEMBER 31
                                                        1995      1994      1993
                                                    ----------------------------
Redeemable stock and other shareholders'
 equity of MMIHC and subsidiaries                   $104,667   $92,365   $81,173
Divided by MMIHC Class A Common Shares outstanding   110,804   111,067   108,945
                                                    ----------------------------
Net book value per share                             $944.61   $831.62   $745.08
                                                    ----------------------------
                                                    ----------------------------

             MIDWEST MEDICAL INSURANCE HOLDING COMPANY AND SUBSIDIARIES

2. BUSINESS COMBINATION (CONTINUED)


                                                               DECEMBER 31
                                                       1995       1994      1993
                                                    ----------------------------
Capital and surplus of MLM                           $5,145     $4,814    $4,683
Divided by MMIHC net book value per share           $944.61    $831.62   $745.08
                                                    ----------------------------
Shares to be issued to MLM policyholders              5,447      5,788     6,285
Multiplied by net redemption value of MMIHC
Class A Shares                                       $60.00     $66.00    $66.00
                                                    ----------------------------
Dividend from MMIC to MMIHC to maintain
 pre-merger net redemption value                       $327       $382      $415
                                                    ----------------------------
                                                    ----------------------------

A provision of the agreement and plan of merger requires that any favorable development of certain pre-merger liabilities of MLM be paid to the former MLM policyholders who remain active MMIC insureds as of the date of payment through a retrospective premium credit. The agreement further stipulates that any amounts due under this provision must be settled no later than June 5, 2001. As of December 31, 1996, there has been no favorable development and therefore there is no accrual related to this provision.

3. REDEEMABLE STOCK

Effective November 30, 1988, MMIC policyholders earn Class A Common Shares for each month of service pursuant to a stock allocation formula based on underwriting risk classification. Shares earned by new policyholders are not issued until the end of five years of continuous coverage under an MMIC policy (the vesting date). The Company does not record any amounts related to unissued Class A Common Shares. At the vesting date, the issued shares are recorded at the then current redemption value (see Note 12).

The Company accounts for these shares by increasing Common Stock by the par value ($.01 per share) of the newly issued shares, increasing paid-in capital by the excess of the redemption value over par and charging stock compensation expense for the full redemption value. Once vested, policyholders will continue to earn shares for each month they remain insured with MMIC according to the stock allocation formula. The Company accounts for additional shares issued to vested policyholders by increasing Common Stock for the par value of the shares and decreasing retained earnings by the same amount.

             MIDWEST MEDICAL INSURANCE HOLDING COMPANY AND SUBSIDIARIES

3. REDEEMABLE STOCK (CONTINUED)

MMIC policyholders whose initial effective date was on or before the November 30, 1988 reorganization, IPMIT policyholders whose initial effective date was on or before December 31, 1992 and MLM policyholders whose initial effective date was on or before December 31, 1995 became fully vested upon initial receipt of their shares without regard to their length of coverage. These policyholders will continue to earn and receive additional Class A shares for each month they remain insured with MMIC. The Company accounts for these shares similar to additional shares issued to other fully vested shareholders.

In accordance with the Articles of Incorporation and By-laws of MMIHC, only active policyholders of MMIC may own shares of Class A Common Stock of MMIHC. At each meeting of the shareholders, every Class A shareholder having the right to vote shall be entitled to one vote, either in person or by proxy, regardless of the number of Class A shares held by the individual.

Class A shareholders are required to redeem their shares with MMIHC upon termination as policyholders of MMIC. The net redemption value (NRV) of the shares is equal to the net book value of MMIHC, excluding the amount of net book value that is attributable to MMIC, divided by the number of outstanding Class A Common Shares of MMIHC at the semi-annual valuation dates of June 30 and December 31 of each year. The amount paid upon redemption is the redemption value determined at the most recent semi-annual valuation.

MMIHC has issued one share of Class B voting stock which carries with it the right to elect the Board of Directors of MMIHC. The voting rights are currently exercised by the Minnesota Medical Association and the Iowa Medical Society. A majority of the Class A shareholders may at any time, by a two-thirds vote, elect to redeem the Class B share at cost.

The schedule which follows has been restated for the merger of MMIC with MLM. The schedule was further restated in that redemption of shares due to policyholder termination has been changed for all periods to reclassify a pro rata portion of each redemption to paid-in capital with the remainder to retained earnings. As originally presented in prior years, each redemption was charged entirely to retained earnings.

            MIDWEST MEDICAL INSURANCE HOLDING COMPANY AND SUBSIDIARIES

3. REDEEMABLE STOCK (CONTINUED)

Following is the detail of changes in redeemable stock for the three years ended December 31, 1996 (in thousands, except for share and per share amounts):





                                                                                                               UNREALIZED
                                                                                                              APPRECIATION
                                                                                                             (DEPRECIATION)
                                                 CLASS A COMMON STOCK     CLASS B     MMIHC        MMIHC     ON INVESTMENTS,
                                                 --------------------     COMMON     PAID-IN      RETAINED   NET OF INCOME
                                                  SHARES      AMOUNT      STOCK      CAPITAL      EARNINGS        TAXES       TOTAL
                                                 ----------------------------------------------------------------------------------
Balance at January 1, 1994, as originally
 reported with redemptions reclassified          108,945        $1          $1         $3,380       $3,808          $-       $7,190
Pro forma issuance of shares to MLM
 policyholders as if the merger with MMIC
 became effective on January 1, 1994 (NOTE 2)      6,285                                  415                                   415
                                                 ----------------------------------------------------------------------------------
Balance at January 1, 1994, restated             115,230         1           1          3,795        3,808          -         7,605
Unrealized appreciation, net of income tax,
 resulting from initial adoption of
SFAS No. 115 (NOTE 1)                                                                                               8             8
Redemption of shares due to policyholder
 terminations by effective date:
  January 1, 1994 to June 30, 1994;
  NRV of $66.00                                   (7,974)                               (247)        (279)                    (526)
  July 1, 1994 to December 31, 1994;
  NRV of $67.04                                   (4,666)       (1)                     (148)        (165)                    (314)
Issuance of shares to vested policyholders        10,140         1                                    (1)                       -
Initial issuance of shares to policyholders
 upon vesting                                      4,622                                 310                                   310
Dividend receivable from Midwest Medical
 Insurance Company                                                                     1,181                                 1,181
Net loss of Midwest Medical Insurance
 Holding Company includable in Class A
Common Stock redemption value                                                                        (487)                    (487)
Change in unrealized appreciation,
net of income tax                                                                                                (32)          (32)
Adjustment to pro forma issuance of shares
 to MLM policyholders to adjust
 effective date to December 31, 1994                (497)                                (33)                                  (33)
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1994 (carried forward)   116,855         1         1            4,858       2,876        (24)        7,712


            MIDWEST MEDICAL INSURANCE HOLDING COMPANY AND SUBSIDIARIES

3. REDEEMABLE STOCK (CONTINUED)




                                                                                                               UNREALIZED
                                                                                                              APPRECIATION
                                                                                                             (DEPRECIATION)
                                                 CLASS A COMMON STOCK     CLASS B     MMIHC        MMIHC     ON INVESTMENTS,
                                                 --------------------     COMMON     PAID-IN      RETAINED   NET OF INCOME
                                                  SHARES      AMOUNT      STOCK      CAPITAL      EARNINGS        TAXES       TOTAL
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1994 (brought forward)    116,855       $1         $1        $4,858        $2,876        $(24)       $7,712
Redemption of shares due to policyholder
 terminations by effective date:
  January 1, 1995 to June 30, 1995;
  NRV of $66.00                                    (8,017)                             (323)         (207)                     (530)
  July 1, 1995 to December 31, 1995;
  NRV of $67.65                                    (4,407)      (1)                    (181)         (117)                     (299)
Issuance of shares to vested policyholders          9,271        1                                     (1)                       -
Initial issuance of shares to policyholders
 upon vesting                                       2,890                               193                                     193
Dividend receivable from Midwest Medical
 Insurance Company                                                                      260                                     260
Net loss of Midwest Medical Insurance
 Holding Company includable in Class A
 Common Stock redemption value                                                                      (387)                      (387)
Change in unrealized appreciation,
 net of income tax                                                                                                 81            81
Adjustment to pro forma issuance of shares
to MLM policyholders to adjust effective
date to December 31, 1995                            (341)                              (55)                                    (55)
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1995                      116,251        1          1         4,752        2,164           57         6,975
Redemption of shares due to policyholder
 terminations by effective date:
  January 1, 1996 to June 30, 1996;
  NRV of $60.00                                    (6,277)      (1)                    (259)        (117)                      (377)
  July 1, 1996 to December 31, 1996;
  NRV of $57.84                                    (3,995)                             (159)         (72)                      (231)
Issuance of shares to vested policyholders          9,540        1                                    (1)                         -
Initial issuance of shares to policyholders
 upon vesting                                       2,690                               156                                     156
Net income of Midwest Medical Insurance
 Holding Company includable in Class A
 Common Stock redemption value                                                                     1,070                      1,070
Change in unrealized appreciation,
 net of income tax                                                                                                11             11
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1996                      118,209       $1         $1        $4,490       $3,044         $68         $7,604
                                                 ----------------------------------------------------------------------------------
                                                 ----------------------------------------------------------------------------------


           Midwest Medical Insurance Holding Company and Subsidiaries

4. INVESTMENTS

Components of net investment income are summarized as follows (in thousands):


                                      1996      1995      1994
                                 --------------------------------
 Fixed maturities                  $11,561   $11,716   $11,953
 Equity securities                     380       338       288
 Short-term investments                904       923       487
                                 --------------------------------
                                    12,845    12,977    12,728
 Investment expenses                  (633)     (766)     (733)
                                 --------------------------------
                                   $12,212   $12,211   $11,995
                                 --------------------------------
                                 --------------------------------

The cost (amortized cost for fixed maturities) and fair value of available for sale investments are as follows (in thousands):


                                              DECEMBER 31, 1996
                               -----------------------------------------------
                                             GROSS         GROSS
                                          UNREALIZED     UNREALIZED   MARKET
                                  COST       GAINS         LOSSES     VALUE
                               -----------------------------------------------
 Fixed maturities:
  MMIHC:
    Industrial and other       $  1,031   $      4       $    (2)   $  1,033
  MMIC:
    United States Government     92,365      2,075          (797)     93,643
    State and other
     political subdivisions      57,968      1,885           (45)     59,808
    Industrial and other         28,615        648          (186)     29,077
                               -----------------------------------------------
 Total                         $179,979   $  4,612       $(1,030)   $183,561
                               -----------------------------------------------
                               -----------------------------------------------

 Equity securities             $ 20,237   $ 18,183       $  (419)   $ 38,001
                               -----------------------------------------------
                               -----------------------------------------------

           Midwest Medical Insurance Holding Company and Subsidiaries

4. INVESTMENTS (CONTINUED)


                                             DECEMBER 31, 1995
                           ---------------------------------------------------
                                            GROSS         GROSS
                                          UNREALIZED    UNREALIZED    MARKET
                              COST           GAINS       LOSSES        VALUE
                           ---------------------------------------------------
Fixed maturities:
  MMIHC:
     Industrial and other  $    847        $      4       $      -   $     851
MMIC:
  United States
    Government               96,826           4,933           (179)   101,580
  State and other political
    subdivisions             64,894           2,795            (41)    67,648
  Industrial and other       11,977             761              -     12,738
                           ---------------------------------------------------
Total                      $174,544        $  8,493      $    (220)  $182,817
                           ---------------------------------------------------
                           ---------------------------------------------------

Equity securities          $ 17,670        $ 10,825      $    (184)  $ 28,311
                           ---------------------------------------------------
                           ---------------------------------------------------

The components of the unrealized appreciation on available for sale securities as of December 31 are as follows (in thousands):


                                        1996                   1995
                                ---------------------------------------------
                                    MMIHC     MMIC        MMIHC     MMIC
                                ---------------------------------------------
Fixed maturities:
  Gross unrealized gain              $4    $  4,608         $4    $  8,489
  Gross unrealized losses            (2)     (1,028)         -        (220)
Equity securities:
  Gross unrealized gains              -      18,183          -      10,825
  Gross unrealized losses             -        (419)         -        (184)
                                ---------------------------------------------
                                      2      21,344          4       18,910
Deferred income taxes                 -      (7,470)         -       (6,611)
                                ---------------------------------------------
                                     $2     $13,874         $4      $12,299
                                ---------------------------------------------
                                ---------------------------------------------

           Midwest Medical Insurance Holding Company and Subsidiaries

4. INVESTMENTS (CONTINUED)

In addition to the unrealized gains and losses per the above schedule, MMIHC has unrealized gains on certain investments in mutual funds. The mutual fund assets are classified as other assets in the consolidated balance sheet and are held to coordinate with the Supplemental Executive Retirement Plan obligation (Note 10). At December 31, 1996 and 1995, respectively, gross unrealized gains related to these assets were $103,000 and $84,000. Deferred taxes related to these unrealized gains were $37,000 and $31,000, respectively.

The amortized cost and market value of fixed maturities at December 31, 1996, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                            AMORTIZED        MARKET
                                               COST           VALUE
                                         -----------------------------
Due in one year or less                    $    7,477     $    7,514
Due after one year through five years          79,456         81,736
Due after five years through ten years         65,380         66,576
Due after ten years                            27,666         27,735
                                         -----------------------------
                                           $  179,979     $  183,561
                                         -----------------------------
                                         -----------------------------

Proceeds from sales of available for sale investments and the related gross realized gains and losses are as follows (in thousands):


                                                     GROSS         GROSS
                                       PROCEEDS     REALIZED      REALIZED
                                      FROM  SALES     GAINS        LOSSES
                                     --------------------------------------
Year ended December 31, 1996:
  Fixed maturities                      $46,735      $   803        $(214)
  Equity securities                       7,558        1,347         (165)
Year ended December 31, 1995:
  Fixed maturities                       43,387        1,012         (254)
  Equity securities                       9,158        1,356         (468)
Year ended December 31, 1994:
  Fixed maturities                       37,647          509         (652)
  Equity securities                       6,969          472         (784)

           Midwest Medical Insurance Holding Company and Subsidiaries

4. INVESTMENTS (CONTINUED)

Net unrealized appreciation of fixed maturities (decreased) increased by $(4,691,000), $11,630 and $(15,610,000) and net unrealized appreciation of equity securities increased by $7,123,000, $6,078,000 and $232,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

5. RETROSPECTIVE PREMIUMS

The components of retrospective premiums at December 31 are as follows (in thousands):


                                                      1996            1995
                                                -------------------------------
Retrospective premium credits declared:
  Minnesota policyholders                           $  4,603        $  5,200
  Iowa policyholders active at date of merger
  and renewing in 1995                                 2,500           2,300
Favorable development on pre-merger IPMIT
  liabilities not yet approved for credit              3,735           3,364
                                                -------------------------------
                                                    $ 10,838       $  10,864
                                                -------------------------------
                                                -------------------------------

A provision of the agreement and plan of merger between IPMIT and the Company requires that any favorable development of certain pre-merger liabilities of IPMIT be paid to the former IPMIT policyholders who remain active MMIC insureds as of the date of payment through a retrospective premium credit. The agreement further stipulates that any amounts due under this provision must be settled no later than December 31, 1998. Actual payments of $2,330,000 and $3,017,000 were made to former IPMIT policyholders in 1996 and 1995, respectively. Actual retrospective premium credits applied to Minnesota policyholder accounts in 1996 and 1995 were $5,198,000 and $6,076,000, respectively.

           Midwest Medical Insurance Holding Company and Subsidiaries

6. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The reconciliation of the liability for unpaid losses and loss adjustment expenses is as follows (in thousands):

                                           1996           1995           1994
                                        ---------------------------------------

Balance as of January 1, net of
  reinsurance recoverables               $ 96,424       $ 88,227       $105,589

Incurred related to:
  Current year                             41,101         39,847         36,275
  Prior years                              (8,844)        (2,287)       (24,941)
                                        ---------------------------------------
Total incurred                             32,257         37,560         11,334

Paid related to:
  Current year                              4,885          2,484          3,445
  Prior years                              33,454         26,879         25,251
                                        ---------------------------------------
Total paid                                 38,339         29,363         28,696
                                        ---------------------------------------

Balance as of December 31, net of
  reinsurance recoverables                 90,342         96,424         88,227

Reinsurance recoverables at December 31    19,695         23,840         22,740
                                        ---------------------------------------

Balance as of December 31, gross         $110,037       $120,264       $110,967
                                        ---------------------------------------
                                        ---------------------------------------

The Company continually evaluates emerging trends in the development of loss liabilities including the trends related to the pre-merger IPMIT business. Based on this analysis, management periodically adjusts their estimates of ultimate losses. See Note 5 regarding retrospective premium credits paid and accrued.

           Midwest Medical Insurance Holding Company and Subsidiaries

7. INCOME TAXES

Components of income taxes are as follows (in thousands):


                                            1996           1995           1994
                                         ---------------------------------------

Current provision (benefit)                $1,160        $(2,193)        $5,991
Deferred tax provision                        298            482            426
                                         ---------------------------------------
                                           $1,458        $(1,711)        $6,417
                                         ---------------------------------------
                                         ---------------------------------------

The Company's income taxes differ from the federal statutory rate applied to income before tax as follows (in thousands):

                                            1996           1995           1994
                                         ---------------------------------------

Income before tax at the federal
  statutory rate of 35%                    $3,129         $    5         $7,319
Tax-exempt income (net of proration
  adjustment)                              (1,452)        (1,090)        (1,104)
State income taxes, net of federal tax
  benefit                                      50            (42)           603
Proceeds on life insurance                   (368)             -              -
Benefit for prior year income taxes             -           (660)          (316)
Other                                          99             76            (85)
                                         ---------------------------------------
                                           $1,458        $(1,711)        $6,417
                                         ---------------------------------------
                                         ---------------------------------------

The deferred income tax (benefit) provision includes the following differences between financial and income tax reporting (in thousands):


                                            1996           1995           1994
                                         ---------------------------------------

Discounting of post-1986 unpaid losses
  and loss adjustment expenses             $1,190           $232         $1,540
Liabilities not currently deductible         (274)           481         (1,571)
Unearned premiums                               6             22            277
Alternative minimum tax carryforwards        (496)             -              -
Other                                        (128)          (253)           180
                                         ---------------------------------------
                                           $  298           $482         $  426
                                         ---------------------------------------
                                         ---------------------------------------

           Midwest Medical Insurance Holding Company and Subsidiaries

7. INCOME TAXES (CONTINUED)

The Company made income tax payments of $3,260,000, $832,000 and $8,065,000, in 1996, 1995 and 1994, respectively.

The components of the net deferred income tax asset as of December 31 are as follows (in thousands):

                                                         1996         1995
                                                     -------------------------
Deferred tax assets:
  Unpaid losses and loss adjustment expenses            $5,319       $6,509
  Liabilities not currently deductible                   2,311        2,037
  Unearned premiums                                        534          540
  Alternative minimum tax credit                           496            -
  Other                                                    510          442
                                                     -------------------------
                                                         9,170        9,528
Deferred tax liabilities:
  Unrealized gains                                      (7,507)      (6,642)
  Other                                                   (533)        (582)
                                                     -------------------------
                                                        (8,040)      (7,224)
                                                     -------------------------
                                                        $1,130       $2,304
                                                     -------------------------
                                                     -------------------------

Management has determined that no valuation allowances were necessary for unrealizable portions of deferred tax assets. This was supported primarily through the presence of taxable income in carryback years and reversals of existing temporary differences which provide taxable income in future years. A portion of the deferred tax assets was supported through reliance on available tax planning strategies which could be implemented at no cost.

8. REINSURANCE

To reduce overall risk, including exposure to large losses, the Company participates in various reinsurance programs. MMIC would only become liable for losses in excess of stipulated amounts in the event that any reinsuring company were unable to meet its obligations under the existing agreement. Management is not aware of any such default at December 31, 1996. Reinsurance recoverables on paid and unpaid losses of $17,485,000 and $18,967,000 are associated with a single reinsurer at December 31, 1996 and 1995, respectively.

            Midwest Medical Insurance Holding Company and Subsidiaries

MMIC is authorized to issue policies with limits not to exceed $5,000,000 for each claim and $5,000,000 in the aggregate under each policy in any one policy year. Limits in excess of $5,000,000 for each claim and $5,000,000 annual aggregate are available to physicians and clinics through reinsurance handled by MMIC. The Company generally retains the first $750,000 of each claim and reinsures the remainder. In years prior to 1995, retention levels for a portion of MMIC's business varied from $200,000 to $500,000.

Total ceded reinsurance premiums, before the effects of treaty commutations, for the years ended December 31, 1996, 1995 and 1994 were $6,416,000, $7,544,000 and
$8,704,000, respectively. Loss and loss adjustment expenses incurred are net of applicable reinsurance of $2,459,000, $7,873,000 and $8,025,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

In 1996, the Company commuted reinsurance treaties covering the period January 1, 1989 through December 31, 1990. Net premiums recovered as a result of these commutations of $2,194,000 have been included in net premiums earned in 1996.

9. OTHER COMMITMENTS

In the normal course of claim settlement, MMIC negotiates structured settlements including the purchase of annuities from life insurance companies with an A+ rating from A.M. Best (an industry rating organization) at the date of issue and a minimum of $100 million in surplus. These annuities guarantee a stream of payments to the claimant holding the annuity. The majority of these settlements have been assigned to the life insurance company which releases MMIC from any future contractual liability to the claimant. MMIC and its reinsurers could only become liable for ultimate settlement of those claims which have not been assigned. At December 31, 1996 and 1995, respectively, non-assigned structured settlements guaranteed $5,926,000 and $4,087,000 of payments under annuity contracts for which MMIC and its reinsurers paid $3,208,000 and $1,833,000. In the event that the insurance company issuing the annuity was unable to meet its obligation under the terms provided, MMIC would be liable for the ultimate settlement.

            Midwest Medical Insurance Holding Company and Subsidiaries

10. BENEFIT PLANS

The Company has a non-contributory defined contribution pension plan covering substantially all employees. Contributions to the plan are based upon each covered employee's salary. The Company also sponsors a 401(k) plan covering substantially all employees and provides a fifty percent match on employee contributions subject to certain limitations. Total contributions charged to expense for the years ended December 31, 1996, 1995 and 1994 were $371,000, $294,000 and $283,000, respectively.

The Company provides an unfunded Supplemental Executive Retirement Plan (SERP) which is a non-qualified, defined benefit retirement plan covering certain Company officers. Benefits are based upon years of service and compensation. Although the plan is technically unfunded, the Company has purchased life insurance contracts for each officer, the cash value of which is designed to coordinate with the projected benefit payments under the SERP. The cash value of these contracts is included in other assets. The net periodic pension cost for this plan was $323,000, $292,000 and $266,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The liability recognized in the consolidated balance sheets at December 31, 1996 and 1995 related to this plan was $1,909,000 and $1,643,000, respectively.

The Company also provides medical benefits to retirees through a defined benefit post-retirement plan which covers substantially all employees. The net periodic post-retirement benefit cost for the years ended December 31, 1996, 1995 and 1994 was $30,000, $25,000 and $38,000, respectively. As of December 31, 1996 and
1995, the net post-retirement benefit plan asset recognized in the consolidated balance sheets was $12,000 and $116,000, respectively. The plan is funded through contributions to mutual funds.

            Midwest Medical Insurance Holding Company and Subsidiaries

11. RECONCILIATION WITH STATUTORY ACCOUNTING PRINCIPLES

The following is a reconciliation of net income and shareholders' equity under generally accepted accounting principles with that reported for MMIC on a statutory basis (in thousands):


                              Net Income


                                                 YEAR ENDED DECEMBER 31
                                               1996       1995       1994
                                              ----------------------------
As reported under generally
 accepted accounting principles              $7,481     $1,725     $14,495
MMIHC (income) loss                          (1,070)       387         487
                                             -----------------------------
On the basis of generally
 accepted accounting principles, MMIC only    6,411      2,112      14,982
Additions (deductions):
Deferred income taxes                           445        442         524
Other                                           123       (215)          -
                                             -----------------------------
On the basis of statutory accounting
 principles                                  $6,979     $2,339     $15,506
                                             -----------------------------
                                             -----------------------------

                              Shareholders' Equity

                                                      DECEMBER 31
                                             1996         1995         1994
                                           ----------------------------------
As reported under generally accepted
accounting principles                      $111,278      $103,292     $89,468

Additions (deductions):
 Deferred income taxes                         (590)       (2,015)     (8,875)
 Unrealized (gain) loss on fixed
 maturities                                  (3,580)       (8,269)      3,771
Pro forma equity distributed to MMIHC
 in connection with pooling                       -           327         382
Other                                           (41)          (14)        157
                                           ----------------------------------
On the basis of statutory accounting
 principles                                $107,067     $  93,321     $84,903
                                           ----------------------------------
                                           ----------------------------------


            Midwest Medical Insurance Holding Company and Subsidiaries

11. RECONCILIATION WITH STATUTORY ACCOUNTING PRINCIPLES (CONTINUED)

The equity of MMIHC, exclusive of the carrying value of its investment in MMIC, is subject to redemption and therefore reported outside of shareholders' equity under the caption redeemable stock. As a result, consolidated other shareholders' equity as reported on the balance sheets represents equity of MMIC only under generally accepted accounting principles.

Under Minnesota insurance statutes, MMIC is required to maintain statutory surplus in excess of ten times its per occurrence reinsurance retention limit. The minimum level is $7,500,000 for 1996 and 1995.

12. NET REDEMPTION VALUE

The net redemption value per share of the Class A common shares was as follows:


                                              CLASS A        NET REDEMPTION
                               MMIHC        COMMON SHARES      VALUE PER
                             NET EQUITY      OUTSTANDING          SHARE
                             ---------------------------------------------
                              (000'S)

December 31, 1992              $7,230          110,333*            $65.53
                             ----------                          ----------
                             ----------                          ----------

December 31, 1993              $7,605          115,230*            $66.00
                             ----------                          ----------
                             ----------                          ----------
December 31, 1994              $7,712          116,855*            $66.00
                             ----------                          ----------
                             ----------                          ----------
December 31, 1995              $6,975          116,251*            $60.00
                             ----------                          ----------
                             ----------                          ----------
December 31, 1996              $7,604          118,209*            $64.33
                             ----------                          ----------
                             ----------                          ----------

* Includes pro forma shares related to merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The names and ages of the directors of MMIHC and MMIC, the year each first became a director, and the number of Class A Common Shares owned by each as of December 31, 1996, are as follows:



                                                                       CLASS A
                                                                        COMMON
                                 DIRECTOR      PRINCIPAL                SHARES
        NAME             AGE       SINCE        OCCUPATION               OWNED
-------------------------------------------------------------------------------
Michael Abrams           35        1996    Exec V.P. Iowa Medical Society  -
John R. Balfanz, M.D.    51        1995    Physician                      12
Gail P. Bender           49        1996    Physician                      20
James R. Bishop, M.D.    50        1994    Physician                       -
David P. Bounk           50        1995    President and CEO               -
E. Duane Engstrom, M.D.
  Secretary              65        1986    Family Physician               33
William W. Eversman, M.  58        1993    Physician                      51
Roger L. Frerichs, M.D.  57        1988    Surgeon                        80
Richard Geier, Jr., M.D. 56        1995    Physician                       -
Anthony C. Jaspers, M.D. 49        1996    Physician                      47
Wayne F. Leebaw, M.D.    53        1994    Physician                      22
Steven A. McCue, M.D.    55        1995    Physician                     113
Harold W. Miller, M.D.   49        1996    Physician                      25
Anton S. Nesse, M.D.     58        1989    Radiologist                    51
Mark D. Odlund, M.D.     44        1996    Physician                      75
G. William Orr, M.D.     61        1996    Physician                      43
Norman Rinderknecht, M.D.62        1993    Physician                      87
Paul S. Sanders, M.D.    52        1984    CEO-MN Medical Assoc.           -
Richard D. Schmidt, M.D. 53        1990    Physician                     139
Mark B. Siegel, M.D.     49        1989    Surgeon                        64
Andrew J. K. Smith, M.D. 54        1990    Neurological Surgeon          181
G. David Spoelhof, M.D.  43        1989    Physician                      43
R. Bruce Trimble, M.D.
Vice Chair of Board      56        1993    Physician                      20

The Bylaws of MMIHC provide that MMIHC's Board of Directors shall include the following: (1) up to 20 physicians divided into three classes and elected for staggered three-year terms; (2) for as long as the Class B Common Share is outstanding, the Chief Executive Officer of the MMA and the Executive Vice President of the IMS, both of whom shall be ex-officio directors;(3) the President of MMIHC as an ex-officiodirector; and (4) such additional ex-officio and

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        (CONTINUED)

advisory members as the Board of Directors may determine. At least two-thirds of the voting members of the Board of Directors must be physician directors. All physician directors must be members of a state medical association and insured by MMIC. The MMA, which has the exclusive right to elect directors, has agreed to elect the directors nominated by a committee of the Board of Directors.

The Bylaws of MMIC provide that the directors of MMIHC shall also serve as the directors of MMIC, with the exception of any outside directors of MMIHC. Outside directors are persons who are not policyholders of MMIC or members of any state medical society. There are currently no outside directors of MMIHC so the Boards of MMIHC and MMIC are identical at this time.

Pursuant to the merger with IPMIT, the Bylaws of MMIHC were amended to provide for the election of directors who are members of the IMS in a number, when compared to the total number of directors, which is proportionate to the number of Iowa insureds compared to the total number of MMIC insureds, subject to a minimum of two Iowa directors, one of whom shall be the Executive Vice President of the IMS, for as long as the Class B Common Share is outstanding. The MMA has placed the Class B Voting Share in a voting trust which requires the trustee to vote the share for the election of the Iowa directors nominated by the IMS.

Directors serve until their successors are elected and qualified, or until their prior resignation, removal, death or disqualification.

As of December 31, 1996, the directors of MMIHC, as a group, owned 1,106 Class A Common Shares or 1.0 percent of the total Class A Common Shares outstanding as of such date. No executive officer owned any Class A Common Shares as of such date.

All of the directors have been principally engaged in the practice of medicine for more than five years, except for Dr. Sanders who has been the Executive Vice President of the MMA since 1990, Michael Abrams who has been the Executive Vice President of the Iowa Medical Society beginning in 1996 and David P. Bounk who has been the President and CEO of MMIHC since 1991. Prior to 1990, Dr. Sanders was principally engaged in the practice of medicine. Prior to 1996 Michael Abrams was Director, Government Relations of the Indiana Medical Association for nine years.

The Chairman of the Board of Directors (currently Dr. Smith) is paid an annual fee of $31,500. All members of the Board of Directors currently are paid $750 for each meeting of the Board of Directors they attend. In addition, members of the Executive Committee currently are paid $750 for each meeting of the Executive Committee they attend, and committee chairmen are paid $600 for each meeting of the standing committee they chair. Other members of standing committees currently are paid between $300 and $500, depending upon distance traveled, for each committee meeting they attend.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        (CONTINUED)

EXECUTIVE OFFICERS

The names, ages and positions of the executive officers of MMIHC and MMIC are as follows:

                                                   PERIOD OF
                              POSITION             SERVICE AS      PRINCIPAL
    NAME            AGE      WITH COMPANY          AN OFFICER      OCCUPATION
-------------------------------------------------------------------------------
David P. Bounk       50  President and          8/1/90 to date  President and
                         Chief Executive                        Chief Executive
                         Officer                                Officer

Merlin R. Bretzman   62  Vice President-        1986 to date    Vice President-
                         Finance and                            Finance and Treasurer
                         Treasurer
Jack L. Kleven       50  Vice President-        1986 to date    Vice President-
                         Claims                                 Claims

Elizabeth S. Lincoln 43  Vice President-        1990 to date    Vice President-
                         Risk Management                        Risk Management

Michael Rutz         43  Vice President-        5/15/95 to date Vice President-
                         Underwriting                           Underwriting


Mr. Bounk has over 28 years experience in the insurance industry and joined MMIHC and MMIC as President and Chief Executive Officer in August 1990. From July 1982 through July 1990, he was Executive Vice President and Chief Operating Officer of Missouri Medical Insurance Company, a corporation providing malpractice insurance to physicians in Missouri. Mr. Bounk has an MBA degree in finance.

Mr. Bounk has an employment agreement which continues until December 31, 1995 and then renews for successive calendar-year terms unless it is terminated by either party at least 60 days prior to any renewal date. The agreement provides that Mr. Bounk's base salary will be adjusted annually by the Executive Committee. If the agreement is terminated by MMIHC for cause or by Mr. Bounk voluntarily, he is entitled to receive his base salary for 30 days thereafter. If the agreement is terminated by MMIHC without cause, Mr. Bounk is entitled to receive his base salary for six months thereafter, plus one additional month for each year of service, subject to a

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        (CONTINUED)

maximum of 12 additional months, and then only until he commences new employment or self-employment. The agreement also prohibits Mr. Bounk from competing with MMIHC for one year following his termination of employment.

Effective January 1, 1997, the Company entered into termination agreements with the executive officers. These agreements provide a severance package to these executives in the event of termination of employment without cause.

Mr. Bretzman has over 39 years experience in the insurance industry, including 23 years with Blue Cross/Blue Shield of Minnesota prior to joining the Exchange (MMIC's predecessor) in 1983. He has been in his current position since March 1986. He has a BA degree in accounting.

Mr. Kleven has over 24 years experience in medical malpractice claims adjusting and management. He joined the Exchange in 1983, and has held his current position since March 1986. Prior to joining the Exchange, he was a liability manager at The St. Paul Companies for six years. He has a BS degree in business.

Ms. Lincoln has over 14 years experience in medical professional liability risk management. She joined the Exchange in 1982, and has held her current position since January 1990. She has a law degree.

Mr. Rutz has over 18 years experience in the insurance industry, including 10 years in medical malpractice. From June 1986 through April 1994, he was Senior Regional Underwriting Manager with St. Paul Fire and Marine Insurance Company. From May 1994 through April 1995, he was Vice President with Alexander and Alexander, insurance brokers. He joined the Company in May 1995 as Vice President-Underwriting. He has a BS degree in resource management.

Officers serve until their successors are appointed by the Board of Directors, or until their prior resignation, removal or death.

BENEFICIAL OWNERSHIP REPORTING

Section 16 of the Securities Exchange Act of 1934 requires officers and directors of reporting companies to file reports disclosing ownership of, and transactions in, securities of the Company. During 1996, required forms were not filed for the new directors. This failure was cured by filings made after the end of the year.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes compensation paid by MMIHC to its five most highly compensated executive officers for services rendered in all capacities during the last three years.


                                                       CASH COMPENSATION
NAME OF INDIVIDUAL     CAPACITIES IN                   -----------------         ALL OTHER
OR NUMBER IN GROUP     WHICH SERVED                     SALARY     BONUS      COMPENSATION(A)
------------------------------------------              -------------------------------------

David P. Bounk         President and Chief      1996    $170,080   $51,024    $17,687
                       Executive Officer        1995     162,760    47,200     22,620
                                                1994     153,540    53,062     22,012

Merlin R. Bretzman     Vice President-Finance   1996     133,240    39,972     18,478
                       and Treasurer            1995     127,500    36,975     19,899
                                                1994     122,160    40,148     19,351

Jack L. Kleven         Vice President-Claims    1996     132,420    39,796     17,384
                                                1995     126,720    36,749     18,512
                                                1994     121,716    40,015     18,112

Elizabeth S. Lincoln   Vice President-Risk      1996      97,020    29,106     14,319
                       Management               1995      88,690    25,720     13,677
                                                1994      78,240    26,972     12,159

Michael G. Rutz        Vice President-          1996     108,680    32,604     14,980
                       Underwriting             1995      65,000     7,250      8,658


(A) Includes employer contributions to qualified retirement plans and the term and cash surrender value of supplemental life insurance premiums.



MMIHC also maintains a Supplemental Executive Retirement Plan ("SERP") which provides an annual retirement benefit for an executive officer who retires at age 65 with 20 years of service of 65% (70% for the Chief Executive Officer) of the officer's final average salary. Benefits are reduced for years of service less than 20 and retirement prior to age 65. The annual benefit payable under the SERP is reduced by 50% of the officer's primary Social Security benefit and by the annual benefit (expressed in the form of an annuity) of the officer's accrued benefits under MMIHC's current money purchase pension plan and a predecessor plan. The estimated annual benefits payable upon retirement at normal retirement age for the executive officers in the Summary Compensation table are as follows: Mr. Bounk--$133,300; Mr. Bretzman--$69,500; Mr. Kleven--$66,200; Ms. Lincoln--$51,800; and Mr. Rutz--$71,600. The estimated annual retirement benefits were calculated assuming salary increases of six percent per year, discounted four percent per year for future inflation to express the estimated benefits in today's dollars.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The response to this item is contained in Item 10.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K


(a)(1) The following consolidated financial statements of Midwest Medical Insurance Holding Company, Inc. for the year ended December 31, 1996 are included in this annual report (Form 10-K) in Item 8:

        Report of Independent Auditors
        Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Income for the years ended December 31,
         1996, 1995 and 1994
        Consolidated Statements of Changes in Other Shareholders' Equity for
         the years ended December 31, 1996, 1995 and 1994
        Consolidated Statements of Cash Flows for the years ended December 31,
         1996, 1995 and 1994
        Notes to Consolidated Financial Statements


(a)(2) The following consolidated financial statement schedules of Midwest Medical Insurance Holding Company, Inc. required by Item 14(d) are included in a separate section of this report:

        II  Condensed Financial Information of Registrant
        IV  Reinsurance
        VI Supplemental Information Concerning Property/Casualty Insurance Operations


       All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.


(a)(3) LISTING OF EXHIBITS

       The Exhibits required to be a part of this report are listed in the Index to Exhibits which follows the financial statement schedules.


(b)    REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the fourth quarter of 1996.

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Midwest Medical Insurance Holding Company
                                     -----------------------------------------
                                                      (Registrant)



                                By:  /s/ David P. Bounk         March 20, 1997
                                     ------------------         --------------
                                     David P. Bounk                  Date
                                     President and Chief
                                     Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ David P. Bounk
-------------------------------  Principal Executive Officer        March 20, 1997
David P. Bounk

/s/ Merlin R. Bretzman
-------------------------------  Principal Financial Officer and    March 20, 1997
Merlin R. Bretzman               Principal Accounting Officer


*
------------------------------   Director, Chairman of the Board    March 20, 1997
Andrew J.K. Smith, M.D.


*
------------------------------   Director                           March 20, 1997
Michael Abrams, M.D.


*
------------------------------   Director                           March 20, 1997
John R. Balfanz, M.D.


*
------------------------------   Director                           March 20, 1997
Gail P. Bender, M.D.






*
------------------------------   Director                           March 20, 1997
James R. Bishop, M.D.


*
------------------------------   Director, Secretary                March 20, 1997
E. Duane Engstrom, M.D.


*
------------------------------   Director                           March 20, 1997
William E. Eversman, M.D.


*
------------------------------   Director                           March 20, 1997
Roger L. Frerichs, M.D.


*
------------------------------   Director                           March 20, 1997
Richard Geier, Jr., M.D.


*
------------------------------   Director                           March 20, 1997
Anthony C. Jaspers, M.D.


*
------------------------------   Director                           March 20, 1997
Wayne F. Leebaw, M.D.


*
------------------------------   Director                           March 20, 1997
Steven A. McCue, M.D.


*
------------------------------   Director                           March 20, 1997
Harold W. Miller, M.D.


-
------------------------------   Director                           March 20, 1997
Anton S. Nesse, M.D.


-
------------------------------   Director                           March 20, 1997
Mark D. Odlund, M.D.


-
------------------------------   Director                           March 20, 1997
G. William Orr, M.D.





*
------------------------------   Director                           March 20, 1997
Norman Rinderknecht, M.D.


*
------------------------------   Director                           March 20, 1997
Paul S. Sanders, M.D.


*
------------------------------   Director                           March 20, 1997
Richard D. Schmidt, M.D.


*
------------------------------   Director                           March 20, 1997
Mark B. Siegel, M.D.


*
------------------------------   Director                           March 20, 1997
G. David Spoelhof, M.D.


*
------------------------------   Director, Vice Chairman            March 20, 1997
R. Bruce Trimble, M.D.




* By: /s/ David P Bounk                                             March 20, 1997
      -------------------------
      David P. Bounk pursuant to
      power of attorney


* David P. Bounk, on his own behalf and pursuant to Powers of Attorney, dated prior to the date hereof, attested by the officers and directors listed above and filed with the Securities and Exchange Commission, by signing his name hereto does hereby sign and execute this Report of Midwest Medical Insurance
Holding Company on behalf of each of the officers and directors named above, in the capacities in which the name of each appears above. The above persons signing as directors constitute a majority of the directors.


             Midwest Medical Insurance Holding Company and Subsidiaries
                                (Parent Company)

             Schedule II--Condensed Financial Information of Registrant

                                 Balance Sheets


                                                        DECEMBER 31
                                                    1996            1995
                                                ------------------------------
                                                       (IN THOUSANDS)

ASSETS
Fixed maturities                                   $  1,032         $    851
Short-term investments                                4,183            5,521
Investment in subsidiary                            111,278          103,292
Accrued investment income                                45               57
Dividend receivable                                       -              587
Other                                                 5,399            3,787
                                                ------------------------------
Total assets                                       $121,937         $114,095
                                                ------------------------------
                                                ------------------------------

LIABILITIES, REDEEMABLE STOCK AND
  OTHER SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable                                   $     22         $    986
Accrued expenses and other liabilities                3,033            2,842
                                                ------------------------------
                                                      3,055            3,828
REDEEMABLE STOCK
Class A Common Stock                                  7,603            6,674
Class B Common Stock                                      1                1
                                                ------------------------------
                                                      7,604            6,975
OTHER SHAREHOLDERS' EQUITY
Additional paid-in capital                           12,789           12,789
Retained earnings, comprised of
  undistributed earnings of subsidiary               84,615           78,204
Unrealized appreciation on investments,
  net of income taxes                                13,874           12,299
                                                ------------------------------
                                                    111,27           103,292
                                                ------------------------------
                                                   $121,93          $114,095
                                                ------------------------------
                                                ------------------------------

SEE ACCOMPANYING NOTE.

          Midwest Medical Insurance Holding Company and Subsidiaries
                                (Parent Company)

      Schedule II--Condensed Financial Information of Registrant (continued)

                               Statements of Income


                                                   YEAR ENDED DECEMBER 31
                                                 1996       1995        1994
                                               -------------------------------
                                                        (IN THOUSANDS)

REVENUES
Management fee from subsidiary                 $8,706     $5,405     $  4,931
Investment income                                 726        704          238
Other income (loss)                                 4         17          (49)
                                               -------------------------------
                                                9,436      6,126        5,120
EXPENSES
Operating and administrative                    8,357      6,783        5,968
                                               -------------------------------
Income (loss) before income taxes and
  other items                                   1,079       (657)        (848)
Income tax expense (benefit)                        9       (270)        (361)
                                               -------------------------------
Income (loss) before equity in undis-
  tributed income of subsidiary                 1,070       (387)        (487)
Equity in undistributed income of
  subsidiary                                    6,411      2,112       14,982
                                               -------------------------------
Net income                                     $7,481     $1,725      $14,495
                                               -------------------------------
                                               -------------------------------

SEE ACCOMPANYING NOTE.

          Midwest Medical Insurance Holding Company and Subsidiaries
                                (Parent Company)

    Schedule II--Condensed Financial Information of Registrant (continued)

                            Statements of Cash Flows


                                                YEAR ENDED DECEMBER 31
                                                1996        1995        1994
                                          -------------------------------------
                                                      (IN THOUSANDS)

Net cash (used in) provided by
  operating activities                      $   (877)    $  1,184    $   (155)

INVESTING ACTIVITIES
Purchase of fixed maturities                 (20,469)        (670)     (2,200)
Sales of fixed maturities                     20,289        1,833       3,642
Calls and maturities of fixed maturities           -          240           -
Sales purchases of short-term
  investments, net                             1,338       (1,758)       (447)

FINANCING ACTIVITIES
Redemption of Class A Common Stock              (608)        (829)       (840)
Dividend from MMIC in connection with merger     327            -           -
                                          -------------------------------------


Decrease in cash                                   -            -           -
Cash at beginning of year                          -            -           -
                                          -------------------------------------
Cash at end of year                         $      -     $      -    $      -
                                          -------------------------------------
                                          -------------------------------------

SEE ACCOMPANYING NOTE.

          Midwest Medical Insurance Holding Company and Subsidiaries
                                (Parent Company)

     Schedule II--Condensed Financial Information of Registrant (continued)

                     Note to Condensed Financial Statements

                                December 31, 1996




The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Midwest Medical Insurance Holding Company and Subsidiaries.

See Note 3 to the consolidated financial statements of Midwest Medical Insurance Holding Company and Subsidiaries for a description of the redeemable stock.

           Midwest Medical Insurance Holding Company and Subsidiaries

                              Schedule IV--Reinsurance


      COL. A                        COL. B       COL. C           COL. D        COL. E        COL. F
----------------------------------------------------------------------------------------------------------
                                                                                           PERCENTAGE OF
                                                CEDED TO         ASSUMED                       AMOUNT
                                    GROSS         OTHER         FROM OTHER       NET           ASSUMED
                                   AMOUNT       COMPANIES        COMPANIES      AMOUNT         TO NET
---------------------------------------------------------------------------------------------------------
                                                         (IN THOUSANDS)

Year ended December 31, 1996:
  Insurance premiums:
    Property/casualty insurance    $34,875     $2,829           $       -      $32,046         N/A

Year ended December 31, 1995:
  Insurance premiums:
    Property/casualty insurance     37,342      7,544                   -      29,798          N/A

Year ended December 31, 1994:
  Insurance premiums:
    Property/casualty insurance     34,950      8,704                  -       26,246          N/A






NOTE TO SCHEDULE IV:

Ceded premiums for the years ended December 31, 1996, 1995 and 1994 are net of reductions (additions) in ceded premiums related to swing rated reinsurance treaties of $748,000, $(260,000), and $(346,000), respectively. Ceded premiums in 1996 are also net of proceeds from commutations of reinsurance covering the period January 1, 1987 through December 31, 1990 of $2,194,000.

          Midwest Medical Insurance Holding Company and Subsidiaries

      Schedule VI--Supplemental Information Concerning Property/Casualty
                             Insurance Operations



                                         DECEMBER 31                                   YEAR ENDED DECEMBER 31
           ------------------------------------------------------------------------------------------------------------------------
COL. A        COL. B     COL. C        COL. D     COL. E    COL. F   COL. G      COL. H             COL. I       COL. J     COL. K
-----------------------------------------------------------------------------------------------------------------------------------
                                                                              LOSSES AND LOSS
                                                                            ADJUSTMENT EXPENSES
                       RESERVES FOR                                         INCURRED RELATED TO   AMORTIZATION    PAID
             DEFERRED  UNPAID LOSSES  DISCOUNT,                            ---------------------  OF DEFERRED   LOSSES
AFFILIATION   POLICY     AND LOSS      IF ANY,                        NET       (1)     (2)         POLICY     AND LOSS
   WITH     ACQUISITION ADJUSTMENT   DEDUCTED IN  UNEARNED  EARNED INVESTMENT CURRENT  PRIOR      ACQUISITION  ADJUSTMENT  PREMIUMS
REGISTRANT     COSTS     EXPENSES     COLUMN C    PREMIUMS  PREMIUM  INCOME    YEAR     YEAR         COSTS      EXPENSES    WRITTEN
-----------------------------------------------------------------------------------------------------------------------------------
                                                                (IN THOUSANDS)
Consolidated
property/
casualty
entities

  1996          N/A      $110,037       N/A        $6,860   $32,046 $12,212   $41,101 $ (8,844)      N/A        $38,339     $32,036

  1995          N/A       120,264       N/A         7,033    29,798  12,211    39,847   (2,287)      N/A         29,363      35,519

  1994          N/A       110,967       N/A         7,314    26,246  11,995    36,275  (24,941)      N/A         28,696      28,462

                           ANNUAL REPORT ON FORM 10-K

                            ITEM 14(a)(3) AND 14(c)
                                   EXHIBITS

                    Midwest Medical Insurance Holding Company

                               Index to Exhibits



                                                              REGULATION
                                                                 S-K
                                                             EXHIBIT TABLE        SEQUENTIAL
                         ITEM                                  REFERENCE           PAGE NO.
---------------------------------------------------------------------------------------------
Restated Articles of Incorporation of the registrant
  (Form S-4, Exhibit 3C).                                         3A.(1)

Bylaws of the registrant (Form S-4, Exhibit 3D).                  3B.(1)

Voting Trust Agreement.                                            9.(1)

Governance Agreement between the registrant and the              10A.(1)
  Minnesota Medical Association, holder of the registrant's
  Class B Common Share, dated November 30,1988.

Lease for office space between the registrant and Lexington      10B.(1)
  Property Fund, L.P. Limited Partnership, dated March 26,
  1991.

Management Agreement between the registrant and                  10C.(4)              69
  Midwest Medical Insurance Company, dated
  November 30, 1988, as amended January 1, 1990,
  January 1, 1991, and January 1, 1996.

Agency Agreement with Vaaler Insurance, Inc. pursuant            10D.(1)
  to which Vaaler acts as agent of the registrant in
  North Dakota, dated April 21, 1989.

Agreement of Reinsurance between Midwest Medical                 10F.(1)
  Insurance Company and General Reinsurance
  Corporation, dated March 3, 1992.

Letter Employment Agreement between the registrant and           10G.(2)
  David P. Bounk, President and Chief Executive Officer of
  the registrant and Midwest Medical Insurance Company,
  dated January 1, 1993.


                                                              REGULATION
                                                                 S-K
                                                             EXHIBIT TABLE        SEQUENTIAL
                         ITEM                                  REFERENCE           PAGE NO.
---------------------------------------------------------------------------------------------
Executive Bonus Plan of the registrant.                          10H.(1)

Supplemental Executive Retirement Plan of the registrant.        10I.(1)

Reinsurance Agreement pursuant to which commutation for the      10J.(1)
period October 1, 1986 to December 31, 1987 occurred.

Financial (catastrophic) reinsurance agreement in effect         10K.(1)
during 1990 and 1991 policy periods.

Plan and Agreement of Merger, without exhibits.                  10L.(1)

Agency Agreement with IMS Services pursuant to which IMS         10M.(3)
Services acts as agent of the registrant in Iowa, dated
July 1, 1993

Subsidiaries of the registrant.                                  22.(1)

Powers of Attorney.                                              24.(4)

_________________________________

(1) Filed with the Company's Registration Statement on Form S-4, as amended, SEC File No. 33-55062 and incorporated herein by reference.

(2) Filed with the Company's Registration Statement Form S-1 SEC File No. 33-70182 and incorporated herein by reference.

(3)  Filed with 1993 Annual Report on Form 10-K.

(4)  Filed with this Annual Report on Form 10-K.