Form 10-Q
period 1997-03-31
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 1997-05-14
CIK 894353

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-Q

                            (Mark One)


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1997
                               or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ________________to____________

Commission file number 0-21230

              Midwest Medical Insurance Holding Company
------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

      Minnesota                                     41-1625287
-----------------------------------       ------------------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

6600 France Ave., So., Suite 245
Minneapolis, Minnesota                               55435-1891
----------------------------------        ------------------------
(Address of principal executive offices)             (Zip Code)

                              612-922-5445
------------------------------------------------------------------
     (Registrant's telephone number, including area code)

                              Not applicable
------------------------------------------------------------------
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
The number of shares outstanding of the issuer's classes of common stock, as of March 31, 1997:

Class A Common Stock $.01 Par Value 119,438 shares

Class B Common Stock $1,000 Par Value-1 share

                              INDEX

            Midwest Medical Insurance Holding Company


PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheets-March 31, 1997 and December 31,
     1996

     Condensed consolidated statements of income-Three months ended March 31, 1997 and 1996

     Condensed consolidated statements of cash flows-Three months ended March 31, 1997 and 1996

     Notes to condensed consolidated financial statements-March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information
         Item 1.  - Financial Statements

             MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

                       Condensed Consolidated Balance Sheet
                              (Dollars in thousands)

                                                   March 31     December 31
                                                     1997          1996
                                                 -----------    -----------
ASSETS                                           (Unaudited)       (Note)

   Fixed maturity investments at fair value
     (Amortized cost: 1997 $180,495;
     1996 $179,979)                              $181,291       $183,561
   Equity securities at fair value(cost:
     1997 $20,056;  1996 $20,237)                  38,394         38,001
   Short-term investments                           5,622          7,898
   Cash                                            (1,814)             0
   Uncollected premiums - Note C                   25,947            584
   Ceded unearned premium                           3,970              0
   Accrued investment income                        2,596          2,778
   Reinsurance recoverable                         20,105         22,174
   Deferred income tax                              1,903          1,130
   Other assets                                     5,427          5,867
                                                 --------       --------
                                                 $283,441       $261,993
                                                 --------       --------
                                                 --------       --------
LIABILITIES, REDEEMABLE STOCK AND OTHER
   SHAREHOLDERS' EQUITY

LIABILITIES
   Unpaid losses and loss adjust. expenses       $110,635       $110,037
    Unearned premiums - Note C                     37,695          6,860
   Amounts due reinsurers                          10,083          7,274
   Retrospective premiums                           3,834         10,838
   Other liabilities                                3,096          8,102
                                                 --------       --------
                                                 $165,343       $143,111
                                                 --------       --------
REDEEMABLE STOCK
   Class A Common Stock                             7,522          7,603
   Class B Common Stock                                 1              1
                                                 --------       --------
                                                    7,523          7,604
                                                 --------       --------
OTHER SHAREHOLDERS' EQUITY                        110,575        111,278
                                                 --------       --------
                                                 $283,441       $261,993
                                                 --------       --------
                                                 --------       --------

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

             MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

                   Condensed Consolidated Statements of Income
                 (Dollars in thousands, except per share dollars)
                                   (Unaudited)


                                                       Three Months Ended
                                                           March 31
                                                     ----------------------
                                                       1997          1996
                                                     --------      --------
Revenues:

  Net premiums earned                                $  8,364      $  8,789
  Net investment income                                 2,992         3,131
  Realized capital gains                                 (196)        1,000
                                                     --------      --------
                                                     $ 11,160      $ 12,920

Losses and expenses

  Losses and loss adj. exp.                          $  8,393      $  8,168
  Other underwriting expenses                           1,576         1,805
                                                     --------      --------
                                                     $  9,969      $  9,973
                                                     --------      --------
  Income before income taxes                         $  1,191      $  2,947

  Income taxes - Note B                              $    452      $  1,077
                                                     --------      --------
  Net income                                         $    739      $  1,870
                                                     --------      --------
                                                     --------      --------

  Income per common share and
    common share equivalent                          $   5.64      $  14.69
                                                     --------      --------
                                                     --------      --------
  Number of shares used in per
    share calculation                                 130,965       127,265
                                                     --------      --------
                                                     --------      --------

See notes to condensed consolidated financial statements.

             MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                              (Dollars in thousands)
                                   (Unaudited)



                                                    Three Months Ended
                                                          March 31
                                                   ---------------------
                                                     1997        1996
                                                   --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES          $ (2,935)    $ (2,238)
                                                   --------     --------
INVESTING ACTIVITIES
   Purchases of fixed maturity investments and
      equity securities                             (28,053)     (30,015)
   Sales of fixed maturity investments and
      equity securities                              27,510       15,696
   Maturities of fixed maturity investments             300        9,950
   Purchases of short-term investments, net           2,276        6,217
                                                   --------     --------
                                                      2,033        1,848
                                                   --------     --------

FINANCING ACTIVITIES
   Redemption of Class A Common Stock                   (17)        (129)
                                                   --------     --------
              INCREASE (DECREASE) IN CASH              (919)        (519)

Cash at beginning of year                              (895)        (710)
                                                   --------     --------
                        CASH AT MARCH 31          $  (1,814)    $ (1,229)
                                                   --------     --------
                                                   --------     --------


See notes to condensed consolidated financial statements.

     MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 1997

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.

NOTE B--INCOME TAXES

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The annual effective tax rate for the three months ended March 31, 1997 and 1996 is approximately 38% and 37% respectively, and are due primarily to the effects of tax-exempt income and state income taxes, net of federal tax benefit.

NOTE C--UNEARNED PREMIUM and UNCOLLECTED PREMIUM

The majority of the Company's insurance policies expire at December 31 and renew on January 1 of each year. The majority of the unearned premium amount at March 31, 1997 represents nine months of unearned premium for every active policy renewed or newly written from January 1, 1997 through March 31, 1997. Since most active policies expired on December 31, 1996, there was no unearned premium at that date for those expired policies.

Of the total unearned premium balance $6,860,000 at December 31, 1996, the majority $6,174,000, is a reserve for the issuance of free reporting endorsements for policyholders at death, disability or retirement. That same amount is also included in the unearned premium balance at March 31, 1997.

The increase in uncollected premium from December 31, 1996 to March 31, 1997, $25,363,000, is due to the renewal of most active policies on January 1. The full years premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly. The majority of each years' premium is collected during the year with very little uncollected at each December 31.

Item 2. -
Management's Discussion and Analysis of Financial Condition and
Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

The majority of the Company's assets, 79%, continue to be invested in bonds, stocks and short-term instruments. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments in debt and equity securities are classified as available for sale and therefore carried at fair value with unrealized gains and losses, net of applicable taxes, reflected as a separate component of equity.

Ninety-five percent of the Company's insurance policies renew on January 1 of each year and expire on December 31. Premiums can be paid in full on January 1 or one-fourth at the beginning of each calendar quarter. At December 31 the uncollected premiums are relatively low. The uncollected premium of $25,947,000 at March 31, 1997 represents that amount of the calendar year 1997 premium for each policy renewed for one year on January 1, or newly written during January, February or March, which is not yet collected. Full 1997 premium for all policies written as of March 31, 1997 totaled $42,044,000.

The increase in unearned premium of $30,835,000 represents nine months of premium on all of the January 1 insurance policies written from January 1 through March 31, 1997. Since most policies expire at December 31 each year, there was no unearned premium at December 31 for most policies written during 1996. An estimated unearned premium reserve for free reporting endorsements provided to certain insureds at death, disability and retirement amounting to $6,174,000 is the majority of the unearned premium balance at December 31, 1996. The same $6,174,000 is included in the March 31, 1997 unearned premium total.

The retrospective premium liabilities of $3,834,000 at March 31, 1997 represents amounts due to Iowa policyholders under terms of the Midwest Medical Insurance Company/Iowa Physicians Mutual Insurance Trust (MMIC/IPMIT) July 1, 1993 merger agreement. That agreement provides if financial results for years prior to 1993 are more favorable than expected, the favorable development must be returned to former IPMIT policyholders who were insured by IPMIT on December 31, 1992 and who renew their coverage with MMIC. The $10,838,000 retrospective premium liability at December 31, 1996 included $6,235,000 for those former IPMIT policyholders and $4,603,000 liability to Minnesota policyholders under a retrospective premium rating plan. In March of 1997 both the $4,603,000 Minnesota retrospective premium liability and $2,500,000 of the Iowa merger agreement liability was paid to policyholders.

Cash flow from operations was negative during the first quarter of both 1997 and 1996,$2,935,000 and $2,238,000 respectively. The primary reason for the negative cash flows was the payment, in March of both years,of the retrospective premium credit to Minnesota policyholders and the premium credit to Iowa policyholders under terms of the MMIC/IPMIT merger agreement. These payments totaled $7,103,000 in 1997 and $7,500,000 in 1996.

CAPITAL RESOURCES AND LIQUIDITY CON'T.

Net income for the first quarter of 1997 and 1996 was $739,000 and $1,870,000 respectively. These amounts were added to the Company's retained earnings.

Total equity consisting of redeemable stock and other shareholder's equity, decreased by $784,000 during the first quarter of 1997. Net income of $739,000 added to equity was more than offset by a decrease in the fair value of investments, net of deferred taxes, totalling $1,435,000, and Class A stock redemptions of $165,000.

RESULTS OF OPERATIONS

Net premiums earned were $425,000 lower during the first three months of 1997 than for the same period in 1996. Base premium rates remained the same in all states except North Dakota where 425 policyholders received an average increase of 10%. The decrease in net premium in the first quarter was primarily due to an aberation in the recording of reinsurance costs and it is expected that net premium will be approximately the same for the year 1997 as 1996. Total policyholders at March 31, 1197 was 5,854.

Losses and loss adjustment expenses were $225,000 higher during the first quarter of 1997 than for the same period in 1996. There were no specific identifiable occurrences which would cause a difference. This amount of variance between quarters is not unusual.

Net income for the first quarter of 1997 was $1,131,000 less than the same period of 1996. The smaller net income is due primarily to a realized capital loss of $196,000 in 1997 versus realized capital gains of $1,000,000 during the first quarter of 1996. Two outside investment managers are employed by the Company with the goal of maximizing total return. There were more opportunities for gains from sales in 1996.

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




                             Midwest Medical Insurance Holding Company
                             -----------------------------------------
                                          (Registrant)

Date May 12, 1997                 /s/     David P. Bounk
     ------------            ------------------------------------
                                          David P. Bounk
                                          President and Chief
                                          Executive Officer


Date May 12, 1997                /s/      Merlin R. Bretzman
     ------------            ------------------------------------
                                        Merlin R. Bretzman
                                        Vice President and
                                          Principal Financial Officer
                                          and Principal Accounting
                                          Officer