Form 10-Q
period 1997-06-30
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 1997-08-14
CIK 894353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-Q

                                   (Mark One)


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1997
                               or
( ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period From ________________to____________

Commission file number 0-21230

                    Midwest Medical Insurance Holding Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Minnesota                                   41-1625287
-------------------------------             -----------------------
(State or other jurisdiction                 (I.R.S. Employer of
incorporation or organization)               Identification No.)

6600 France Ave., So., Suite 245
Minneapolis, Minnesota                               55435-1891
----------------------------------          -----------------------
(Address of principal executive offices)             (Zip Code)

                                  612-922-5445
-------------------------------------------------------------------------------
    (Registrant's telephone number, including area code)

                                 Not applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X       No_____

The number of shares outstanding of the issuer's classes of common stock, as of June 30, 1997:

Class A Common Stock $.01 Par Value 120,323 shares

Class B Common Stock $1,000 Par Value-1 share

                                      INDEX

                    Midwest Medical Insurance Holding Company


PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheets-June 30, 1997 and December 31, 1996

     Condensed consolidated statements of income-Three months ended March 31, 1997 and 1996; Six months ended June 30, 1997 and 1996

     Condensed consolidated statements of cash flows-Six months ended June 30, 1997 and 1996

     Notes to condensed consolidated financial statements-June 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information
         Item 1.  - Financial Statements

            MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

                      Condensed Consolidated Balance Sheet
                             (Dollars in thousands)

                                                    June 30      December 31
                                                     1997            1996
                                                  -----------    -----------
ASSETS                                            (Unaudited)       (Note)

   Fixed maturity investments at fair value
     (Amortized cost: 1997 $176,525;
     1996 $179,979)                                 $179,354       $183,561
   Equity securities at fair value(cost:
     1997 $20,020;  1996 $20,237)                     45,384         38,001
   Short-term investments                             13,132          7,898
   Cash                                               (2,059)             0
   Uncollected premiums - Note C                      15,719            584
   Ceded unearned premium                              3,045              0
   Accrued investment income                           2,816          2,778
   Reinsurance recoverable                            17,623         22,174
   Deferred income tax                                (1,267)         1,130
   Other assets                                        3,992          5,867
                                                    --------       --------
                                                    $277,739       $261,993
                                                    --------       --------
                                                    --------       --------

LIABILITIES, REDEEMABLE STOCK AND OTHER
   SHAREHOLDERS' EQUITY

LIABILITIES
   Unpaid losses and loss adjust. expenses          $108,482       $110,037
   Unearned premiums - Note C                         27,096          6,860
   Amounts due reinsurers                              8,818          7,274
   Retrospective premiums                              3,928         10,838
   Other liabilities                                   3,917          8,102
                                                    --------       --------
                                                    $152,241       $143,111
                                                    --------       --------
REDEEMABLE STOCK
   Class A Common Stock                                7,474          7,603
   Class B Common Stock                                    1              1
                                                    --------       --------
                                                       7,475          7,604
                                                    --------       --------
OTHER SHAREHOLDERS' EQUITY                           118,023        111,278
                                                    --------       --------
                                                    $277,739       $261,993
                                                    --------       --------
                                                    --------       --------


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

            MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

                   Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share dollars)
                                   (Unaudited)



                                        Six Months Ended         Three  Months Ended
                                             June 30                    March 31
                                        -------------------      -------------------
                                        1997           1996      1997           1996
                                        ----           ----      ----           ----
Revenues:

  Net premiums earned                $ 17,789       $ 20,685     $  8,364       $  8,789
  Net investment income                 6,031          6,108        2,992          3,131
  Realized capital gains(loss)            (24)           953         (196)         1,000
                                     --------       --------     --------      ---------
                                     $ 23,796       $ 27,746     $ 11,160       $ 12,920

Losses and expenses

  Losses and loss adj. exp.          $ 17,173       $ 17,148     $  8,393       $  8,168
  Other underwriting expenses           2,943          3,429        1,576          1,805
                                     --------       --------     --------      ---------
                                     $ 20,116       $ 20,577     $  9,969       $  9,973
                                     --------       --------     --------      ---------
  Income before income taxes         $  3,680       $  7,169     $  1,191       $  2,947

  Income taxes - Note B              $  1,337       $  2,720     $    452       $  1,077
                                     --------       --------     --------      ---------
  Net income                         $  2,343       $  4,449     $    739       $  1,870
                                     --------       --------     --------      ---------
                                     --------       --------     --------      ---------


  Income per common share and
    common share equivalent          $  17.79       $  34.97     $   5.64      $  14.69
                                     --------       --------     --------      ---------
                                     --------       --------     --------      ---------

  Number of shares used in per
    share calculation                 131,740        127,240      130,965        127,265
                                     --------       --------     --------      ---------
                                     --------       --------     --------      ---------


See notes to condensed consolidated financial statements.

            MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                          Six Months Ended
                                                               June 30
                                                         -------------------
                                                          1997          1996
                                                        --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES             $   2,286       $  2,860
                                                      ---------       --------
INVESTING ACTIVITIES
   Purchases of fixed maturity investments and equity
      securities                                        (43,082)       (39,537)

   Sales of fixed maturity investments and equity
      securities                                         42,917         21,257
   Maturities of fixed maturity investments               2,200         13,099
   Purchases of short-term investments, net              (5,234)         1,981
                                                      ---------       --------
                                                         (3,199)        (3,200)
                                                      ---------       --------

FINANCING ACTIVITIES
   Redemption of Class A Common Stock                      (251)          (501)
                                                      ---------       --------
              INCREASE (DECREASE) IN CASH                (1,164)          (841)


Cash at beginning of year                                  (895)          (704)
                                                      ---------       --------
                        CASH AT JUNE 30               $  (2,059)      $   (137)
                                                      ---------       --------
                                                      ---------       --------

See notes to condensed consolidated financial statements.

            MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 1997

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.

NOTE B--INCOME TAXES

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The annual effective tax rate for the six months ended June 30, 1997 and 1996 is approximately 36% and 38% respectively, and is due primarily to the effects of tax-exempt income and state income taxes, net of federal tax benefit.

NOTE C--UNEARNED PREMIUM and UNCOLLECTED PREMIUM

The majority, 95%, of the Company's insurance policies expire at December 31 and renew on January 1 of each year. The majority of the unearned premium amount at June 30, 1997 represents six months of unearned premium for every active policy renewed or newly written from January 1, 1997 through June 30, 1997. Since most active policies expired on December 31, 1996, there was no unearned premium at that date for those expired policies.

Of the total unearned premium balance $6,860,000 at December 31, 1996, the majority $6,174,000, is a reserve for the issuance of free reporting endorsements for policyholders at death, disability or retirement. That same amount is also included in the unearned premium balance at June 30, 1997.

The increase in uncollected premium from December 31, 1996 to June 30, 1997, $15,135,000, is due to the renewal of most active policies on January 1. The full years premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly. The majority of each years' premium is collected during the year with very little uncollected at each December 31.

Item 2. -
Management's Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

The majority of the Company's assets, 86%, continue to be invested in bonds, stocks and short-term instruments. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments in debt and equity securities are classified as available for sale and therefore carried at fair value with unrealized gains and losses, net of applicable taxes, reflected as a separate component of equity.

Ninety-five percent of the Company's insurance policies renew on January 1 of each year and expire on December 31. Premiums can be paid in full on January 1 or one-fourth at the beginning of each calendar quarter. At December 31 the uncollected premiums are relatively low. The uncollected premium of $15,719,000 at June 30, 1997 represents that amount of the calendar year 1997 premium for each policy renewed for one year on January 1, or newly written during January,
- June, 1997 which is not yet collected. Full 1997 premium for all policies written as of June 30, 1997 totaled $42,303,000.

The increase in unearned premium of $20,236,000 represents six months of premium on all of the January 1 insurance policies written from January 1 through June 30, 1997. Since most policies expire at December 31 each year, there was only $686,000 of unearned premium at December 31 for policies written during 1996.
An estimated unearned premium reserve for free reporting endorsements provided to certain insureds at death, disability and retirement amounting to $6,174,000 is the majority of the unearned premium balance at December 31, 1996. The same $6,174,000 is included in the June 30, 1997 unearned premium total.

The retrospective premium liabilities of $3,928,000 at June 30, 1997 represents amounts due to Iowa policyholders under terms of the Midwest Medical Insurance Company/Iowa Physicians Mutual Insurance Trust (MMIC/IPMIT) July 1, 1993 merger agreement. That agreement provides if financial results for years prior to 1993 are more favorable than expected, the favorable development must be returned to former IPMIT policyholders who were insured by IPMIT on December 31, 1992 and who renew their coverage with MMIC. The $10,838,000 retrospective premium liability at December 31, 1996 included $6,235,000 for those former IPMIT policyholders and $4,603,000 liability to Minnesota policyholders under a retrospective premium rating plan. In March of 1997 both the $4,603,000 Minnesota retrospective premium liability and $2,500,000 of the Iowa merger agreement liability was paid to policyholders.

CAPITAL RESOURCES AND LIQUIDITY CON'T.

Cash flow from operations for the first six months of both 1997 and 1996 has been depressed by the payment, in March of both years,of the retrospective premium credit to Minnesota policyholders and the premium credit to Iowa policyholders under terms of the MMIC/IPMIT merger agreement. These payments totaled $7,103,000 in 1997 and $7,500,000 in 1996.

Net income for the first half of 1997 and 1996 was $2,343,000 and $4,449,000 respectively. These amounts were added to the Company's retained earnings.

Total equity consisting of redeemable stock and other shareholder's equity, increased by $6,616,000 during the first six months of 1997.
This increase came primarily from the net income of $2,343,000 and an increase in the fair value of invetments, net of deferred taxes, which totaled $4,352,000.

RESULTS OF OPERATIONS

Net premiums earned were $2,896,000 lower during the first six months of 1997 than for the same period in 1996. The primary reason is three adjustments to prior years reinsurance costs which increased 1996 net premium with no counter part increase in 1997. The three 1996 items were 1) Receipt of $2,194,000 from the commutation of a reinsurance treaty for the period January 1 - December 31, 1990. 2) A $194,000 reduction in reinsurance costs for the period January 1, 1993 - July 1, 1993 under a former Iowa Physician Mutual Insurance Trust Treaty,
3) Correction to 1995 excess reinsurance premium under a current treaty which reduced reinsurance costs by $771,000.

Losses and loss adjustment expenses were nearly identical during the first six months of 1997 and 1996. During the first six months of 1997, $1,878,000 of prior years loss reserves were released compared to a similar smaller release of $1,000,000 in 1996. Prior years reduced loss reserves decreases the reported current year loss expense. This difference in reversals causes 1997 losses to be higher by $878,000 when excluding reversals. As of June 30, 1997 policyholder count was 185 greater than at December 31, 1996. This increased exposure causes an increase in 1997 losses.

Other underwriting expenses were higher in 1996 than 1997 because of expenses incurred in connection of the merger of Medical Liability Mutual Insurance Company of Nebraska into the Company during 1996.

Net income for the first six months of 1997 was $2,106,000 lower than the same period of 1996. This smaller net income was primarily the result of the lower reinsurance premium expense in 1996 discussed earlier.

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




                                  Midwest Medical Insurance Holding Company
                                  -----------------------------------------
                                             (Registrant)





Date August 12, 1997               /s/ David P. Bounk
     ---------------               -------------------------------------
                                   David P. Bounk
                                   President and Chief Executive Officer


Date August 12, 1997               /s/ Merlin R. Bretzman
     ---------------               -------------------------------------
                                   Merlin R. Bretzman
                                   Vice President and
                                   Principal Financial Officer
                                   And Principal Accounting Officer