Form 10-Q
period 1997-09-30
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 1997-11-13
CIK 894353

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q

                                  (Mark One)


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1997
                               or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ________________to____________

Commission file number 0-21230

               Midwest Medical Insurance Holding Company
----------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

         Minnesota                                 41-1625287
-----------------------------------       ---------------------------
(State or other jurisdiction                  (I.R.S. Employer of
incorporation or organization)                Identification No.)

6600 France Ave., So., Suite 245
     Minneapolis, Minnesota                         55435-1891
-----------------------------------       ---------------------------
(Address of principal executive offices)            (Zip Code)

                              612-922-5445
---------------------------------------------------------------------
      (Registrant's telephone number, including area code)

                              Not applicable
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X       No_____

The number of shares outstanding of the issuer's classes of common stock, as of September 30, 1997:

Class A Common Stock $.01 Par Value 120,323 shares

Class B Common Stock $1,000 Par Value-1 share

                                  INDEX

                Midwest Medical Insurance Holding Company


PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

    Condensed consolidated balance sheets-September 30, 1997 and December 31, 1996

    Condensed consolidated statements of income-Three months ended September 30, 1997 and 1996; Nine months ended September 30, 1997 and 1996

    Condensed consolidated statements of cash flows-Nine months ended September 30, 1997 and 1996

    Notes to condensed consolidated financial statements-September 30, 1997

Item 2.   Management's Discussion and Analysis of Financial
          Condition and  Results of Operations

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K



Signatures

Part I.  Financial Information
    Item 1.  - Financial Statements

                MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

                        Condensed Consolidated Balance Sheet
                              (Dollars in thousands)


                                                                     September 30   December 31
                                                                         1997           1996
                                                                     ------------   -----------
ASSETS                                                               (Unaudited)       (Note)
  Fixed maturity investments at fair value
    (Amortized cost: 1997 $130,610;
    1996 $179,979)                                                     $133,104       $183,561
  Equity securities at fair value(cost:
    1997 $20,642;  1996 $20,237)                                         50,729         38,001
  Other invested assets(cost: 1997 $10,000)                              10,000              0
  Short-term investments                                                 52,125          7,898
  Cash                                                                   (1,123)             0
  Uncollected premiums - Note C                                           7,577            584
  Ceded unearned premium                                                  1,503              0
  Accrued investment income                                               2,039          2,778
  Reinsurance recoverable                                                16,722         22,174
  Deferred income tax                                                    (2,803)         1,130
  Other assets                                                            4,339          5,867
                                                                       --------       --------
                                                                       $274,212       $261,993
                                                                       --------       --------
                                                                       --------       --------

LIABILITIES, REDEEMABLE STOCK AND OTHER
  SHAREHOLDERS' EQUITY

LIABILITIES
  Unpaid losses and loss adjust. expenses                              $109,718       $110,037
  Unearned premiums - Note C                                             16,620          6,860
  Amounts due reinsurers                                                  7,478          7,274
  Retrospective premiums                                                 10,167         10,838
  Other liabilities                                                       3,524          8,102
                                                                       --------       --------
                                                                       $147,507       $143,111
                                                                       --------       --------
                                                                       --------       --------
REDEEMABLE STOCK
  Class A Common Stock                                                    7,286          7,603
  Class B Common Stock                                                        1              1
                                                                       --------       --------
                                                                          7,287          7,604
                                                                       --------       --------
OTHER SHAREHOLDERS' EQUITY                                              119,418        111,278
                                                                       --------       --------
                                                                       $274,212       $261,993
                                                                       --------       --------
                                                                       --------       --------



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

               MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

                   Condensed Consolidated Statements of Income
                 (Dollars in thousands, except per share dollars)
                                  (Unaudited)


                                             Nine Months Ended          Three  Months Ended
                                               September 30                 September 30
                                        ------------------------      ------------------------
                                          1997           1996            1997          1996
                                         --------       --------       --------      ---------
Revenues:

  Net premiums earned                    $ 20,818       $ 23,479       $  3,029       $  2,794
  Net investment income                     8,931          9,085          2,901          2,977
  Realized capital gains(loss)              2,124          1,704          2,147            751
                                         --------       --------       --------      ---------
                                         $ 31,873       $ 34,268       $  8,077       $  6,522

Losses and expenses

  Losses and loss adj. exp.              $ 26,285       $ 21,484       $  9,110       $  4,336
  Other underwriting expenses               4,222          4,987          1,280          1,558
                                         --------       --------       --------      ---------
                                         $ 30,507       $ 26,471       $ 10,390       $  5,894
                                         --------       --------       --------      ---------
  Income before income taxes             $  1,366       $  7,797       $ (2,313)      $    628

  Income taxes - Note B                  $    518       $  1,110       $   (818)      $ (1,610)
                                         --------       --------       --------      ---------
  Net income                             $    848       $  6,687       $ (1,495)      $  2,238
                                         --------       --------       --------      ---------
                                         --------       --------       --------      ---------


  Income per common share and
    common share equivalent              $   6.43       $  52.43       $ (11.30)     $   17.45
                                         --------       --------       --------      ---------
                                         --------       --------       --------      ---------

  Number of shares used in per
    share calculation                     131,790        127,553        132,349        128,241
                                         --------       --------       --------      ---------
                                         --------       --------       --------      ---------


See notes to condensed consolidated financial statements.

                 MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

                    Condensed Consolidated Statements of Cash Flows
                               (Dollars in thousands)
                                    (Unaudited)


                                                                          Nine Months Ended
                                                                            September 31
                                                                      -------------------------
                                                                         1997           1996
                                                                      ---------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             $  (7,495)      $ (1,693)
                                                                      ---------       --------
INVESTING ACTIVITIES
   Purchases of fixed maturity investments and equity
      securities                                                       (132,019)       (50,863)
   Sales of fixed maturity investments and equity
      securities                                                        179,638         29,781
   Maturities of fixed maturity investments                               4,200         15,950
   Purchases of short-term investments, net                             (44,228)         5,736
                                                                      ---------       --------
                                                                          7,591            604
                                                                      ---------       --------

FINANCING ACTIVITIES
   Redemption of Class A Common Stock                                      (324)          (606)
                                                                      ---------       --------
              INCREASE (DECREASE) IN CASH                                  (228)        (1,695)

Cash at beginning of year                                                  (895)           704
                                                                      ---------       --------
                   CASH AT SEPTEMBER 30                               $  (1,123)      $   (991)
                                                                      ---------       --------
                                                                      ---------       --------





See notes to condensed consolidated financial statements.

        MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 1997

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.

NOTE B--INCOME TAXES

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The annual effective tax rate for the nine months ended September 30, 1997 and 1996 is approximately 38% for both periods, and is due primarily to the effects of tax-exempt income and state income taxes, net of federal tax benefit. The nine months 1996 tax provision on the Statement of Income was reduced by a $1,852,000 refund received in May of 1996 due to the filing of an amended 1992 federal income tax return.

NOTE C--UNEARNED PREMIUM and UNCOLLECTED PREMIUM

The majority, 95%, of the Company's insurance policies expire at December 31 and renew on January 1 of each year. The majority of the unearned premium amount at September 30, 1997 represents three months of unearned premium for every active policy renewed or newly written from January 1, 1997 through September 30, 1997. Since most active policies expired on December 31, 1996, there was no unearned premium at that date for those expired policies.

Of the total unearned premium balance $6,860,000 at December 31, 1996, the majority $6,174,000, is a reserve for the issuance of free reporting endorsements for policyholders at death, disability or retirement. That same amount is also included in the unearned premium balance at September 30, 1997.

The increase in uncollected premium from December 31, 1996 to September 30, 1997, $6,993,000, is due to the renewal of most active policies on January
1. The full years premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly. The majority of each years' premium is collected during the year with very little uncollected at each December 31.

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

Ninety-five percent of the Company's insurance policies renew on January 1 of each year and expire on December 31. Premiums can be paid in full on January 1 or one-fourth at the beginning of each calendar quarter. At December 31 the uncollected premiums are relatively low. The uncollected premium of $7,577,000 at September 30, 1997 represents that amount of the calendar year 1997 premium for each policy renewed for one year on January 1, or newly written during January, - September, 1997 which is not yet collected. Full 1997 premium for all policies written as of September 30, 1997 totaled $43,071,000.

The increase in unearned premium of $9,760,000 represents three months of premium on all of the January 1 insurance policies written from January 1 through September 30, 1997. Since most policies expire at December 31 each year, there was only $686,000 of unearned premium at December 31 for policies written during 1996. An estimated unearned premium reserve for free reporting endorsements provided to certain insureds at death, disability and retirement amounting to $6,174,000 is the majority of the unearned premium balance at December 31, 1996. The same $6,174,000 is included in the September 30, 1997 unearned premium total.

The retrospective premium liabilities of $10,167,000 at September 30, 1997 and $10,838,000 at December 31, 1996 were both made up of two major items. One represents amounts due to Iowa policyholders under terms of the Midwest Medical Insurance Company/Iowa Physicians Mutual Insurance Trust (MMIC/IPMIT) July 1, 1993 merger agreement. That agreement provides if financial results for years prior to 1993 are more favorable than expected, the favorable development must be returned to former IPMIT policyholders who were insured by IPMIT on December 31, 1992 and who renew their coverage with MMIC. This liability was $5,167,000 at September 30, 1997 and $6,235,000 at December 31, 1996. The second is a liability to Minnesota policyholders under a retrospective premium rating plan. The second liability totaled $5,000,000 at September 30, 1997 and $4,603,000 December 31, 1996. In March of 1997, $4,603,000 of the Minnesota retrospective premium liability and $2,500,000 of the Iowa merger agreement liability was paid to policyholders.

CAPITAL RESOURCES AND LIQUIDITY CON'T.

Cash flow from operations for the first nine months of both 1997 and 1996 has been depressed by the payment, in March of both years, of the retrospective premium credit to Minnesota policyholders and the premium credit to Iowa policyholders under terms of the MMIC/IPMIT merger agreement. These payments totaled $7,103,000 in 1997 and $7,500,000 in 1996.

Net income for the first nine months of 1997 and 1996 was $848,000 and $6,687,000 respectively. These amounts were added to the Company's retained earnings.

Total equity consisting of redeemable stock and other shareholder's equity, increased by $7,823,000 during the first nine months of 1997. This increase came from the net income of $848,000 and primarily from the increase in the fair value of investments, net of deferred taxes, which totaled $6,975,000.

RESULTS OF OPERATIONS

Net premiums earned were $2,661,000 lower during the first nine months of 1997 than for the same period in 1996. The primary reason is three adjustments to prior years reinsurance costs which increased 1996 net premium with no counter part increase in 1997. The three 1996 items were 1) Receipt of $2,194,000 from the commutation of a reinsurance treaty for the period January 1 - December 31, 1990. 2) A $194,000 reduction in reinsurance costs for the period January 1, 1993 - July 1, 1993 under a former Iowa Physician Mutual Insurance Trust Treaty, 3) Correction to 1995 excess reinsurance premium under a current treaty which reduced reinsurance costs by $771,000. These items which caused 1997 net premium to be lower were offset by increased premium from 283 new policyholders in 1997.

Losses and loss adjustment expenses recorded were $4,803,000 larger during the first nine months of 1997 than for the same period in 1996. The primary factors contributing to this increase were 1) increase in policyholders insured of 283 since December 31, 1996, approximately $700,000, 2) recording a slightly increased estimated overall loss ratio for all business, $2,000,000, and 3) increase unallocated loss adjustment expense of $2,000,000, partially from larger ULAE reserves and partially from allocating a larger amount of total operating expense paid to ULAE (vs. allocating to Underwriting expense).

Other underwriting expenses were lower in 1997 than 1996 because of one-time expenses incurred in connection with the merger of Medical Liability Mutual Insurance Company of Nebraska into the Company incurred in 1996 and a lower allocation of total operating expense to Underwriting in 1997.

Net income for the first nine months of 1997 was $5,839,000 lower than the same period of 1996. This smaller net income was primarily the result of the lower reinsurance premium expense in 1996 discussed under premiums above and the larger loss and loss adjustments expenses in 1997 referred to in the prior paragraph.

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




                       Midwest Medical Insurance Holding Company
                       -----------------------------------------
                                    (Registrant)





Date November 12, 1997      /S/ DAVID P. BOUNK
                            ------------------------------------
                            David P. Bounk
                            President and Chief Executive Officer



Date November 12, 1997      /S/ MERLIN R. BRETZMAN
                            ------------------------------------
                            Merlin R. Bretzman
                            Sr. Vice President and
                            Principal Financial Officer
                            And Principal Accounting Officer