Form 10-K
period 1997-12-31
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 1998-03-31
CIK 894353

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                 to
                               ---------------    ----------------
Commission file number   0-21230
                         -------

                    Midwest Medical Insurance Holding Company
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Minnesota                                41-1625287
   ------------------------------------------         -------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

      6600 France Avenue So., Suite 245
          Minneapolis, Minnesota                           55435-1891
   ------------------------------------------         -------------------
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (612) 922-5445
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

       Title of Each Class           Name of Each Exchange on Which Registered
       -------------------           -----------------------------------------
Class A Common Stock $.01 par value                     N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  YES  X   NO
                                                    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (based on December 31, 1997 Net Redemption Value per share) of the voting stock held by non-affiliates of the registrant as of March 30, 1998 was $7,400,949.

The number of shares outstanding of the issuer's classes of common stock, as of March 30, 1998:

     Class A Common Stock $.01 par Value - 121,322 shares
     Class B Common Stock $1,000 par value - 1 share

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                       PART I

ITEM 1. BUSINESS

BACKGROUND

Midwest Medical Insurance Holding Company (MMIHC) is an insurance holding company organized under the laws of the State of Minnesota. Midwest Medical Insurance Company (MMIC) is a wholly-owned subsidiary of MMIHC and is MMIHC's primary operating asset.

MMIC's primary business is selling and issuing policies of medical professional liability insurance to: (1) individual physicians, (2) partnerships or professional corporations comprised of physicians, (3) clinics, (4) hospitals, and (5) health plans. In addition, MMIC writes business liability insurance providing coverage for claims against a medical business entity resulting from acts by the employees who work for the entity, and office premises liability insurance providing coverage for claims arising out of the ownership, maintenance or use of office premises of the insured.

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

A group must meet the following criteria in order to be eligible to be insured by MMIC:

     1. The entity must have its principal place of business in Minnesota, Iowa, Nebraska, North Dakota, South Dakota, Nebraska, Illinois or Wisconsin; and

     2. The group must demonstrate that a majority of the individual physicians practicing medicine, surgery or osteopathy on a full-time basis through such clinic are, or intend to be, insured by MMIC.

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

MMIC also offers reporting endorsements ("tails") which provide coverage of subsequent claims (i.e., claims first made subsequent to the date the insured terminates basic insurance coverage with MMIC, but with respect to occurrences which took place while the insurance coverage was in effect prior to such termination date) made against its former insureds who have voluntarily terminated insurance coverage with MMIC. In the event of death, permanent disability, or retirement at age 55 or older after five years of continuous coverage with MMIC, the reporting endorsement is provided at no additional premium.

MMIC offers basic limits of coverage from $1,000,000 for each claim, subject to $3,000,000 annual aggregate, up to $5,000,000 for each claim, subject to $7,500,000 annual aggregate. Excess coverage above the basic limits is available from MMIC's reinsurers on a facultative basis.

The basic office premises liability limits offered are $100,000 for each occurrence for bodily injury and $100,000 for each occurrence for property damage. Limits up to $1,000,000 for each occurrence are also available.

The basic liability limits for coverage of employees and assistants cannot exceed the limits purchased by the insured physician or clinic.

MARKETING AND DISTRIBUTION

Marketing of MMIC policies in Minnesota, South Dakota, Nebraska, Illinois and Wisconsin is handled principally by MMIC through salaried marketing representatives. MMIC has also made marketing arrangements with a select group of large national brokers to assist MMIC in the production of large accounts and in the production of new coverages as they are developed. These brokers will work in all states. MMIC has appointed an exclusive independent agent in Iowa in order to enhance marketing efforts there. In 1997 MMIC canceled the contract of the exclusive agent in North Dakota. MMIC does not believe that the loss of any exclusive agent has had a material adverse effect on its business because other agents are available and MMIC has the in-house capacity to market directly in the area. MMIC approves all policies (and their terms) sold by agents prior to their becoming effective, and no commissions are earned by agents until such approval has been granted.

Distribution of policies is handled through a processing system which MMIC has utilized for several years. Since most policies have a common expiration date, it is essential that MMIC's policy processing operations be highly efficient. MMIC consistently has been able to provide policy processing on a timely basis. In 1997 the Company committed to implementation of an entirely new operating system which will expand its capacity and efficiency.

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

Historically, entering into reinsurance agreements permitted MMIC to issue policies having greater liability limits than otherwise would have been allowed under Minnesota insurance law, which prohibits an insurer from retaining a risk on any one claim that is greater than 10 percent of its surplus. As MMIC's surplus has grown, MMIC now utilizes reinsurance primarily to limit its risk on any single claim. Such limits of risk assumed by MMIC for physician coverage have increased from $150,000 in the first year of operations to $750,000 as of January 1, 1995. The single claim limit of risk assumed is $750,000 for hospital coverage. The reinsurer will pay losses in excess of the amount of risk retained by MMIC, not to exceed the limits of liability of the policies issued by MMIC.

MMIC currently operates under an excess-of-loss reinsurance treaty with General Reinsurance Corporation of Stamford, Connecticut (85%) and Hanover Reinsurance Company of Hanover, Germany (15%), whereby the reinsurers insure against losses in excess of the of loss limit retained by MMIC. General Reinsurance Corporation is the largest reinsurer of medical professional liability in the United States and one of the largest in the world and has received the highest rating of A++ by A.M. Best & Company, Inc. Hanover Reinsurance Company is rated A+ by A.M. Best & Company, Inc. Coverage under the treaty was initially issued on October 1, 1986, and is continuous until canceled by either party. MMIC commuted the reinsurance treaties covering the period from October 1, 1986 through December 31, 1990. As a result, there is no longer any reinsurance coverage for those report years. As of December 31, 1997, there also are no open cases pertaining to those report years. Previous reinsurance treaties, which remain in effect for pre-1986 incidents, were with various domestic and foreign reinsurers, all of whom have maintained their obligations to MMIC and appear to be financially sound. MMIC currently cedes about $3,500,000 of premium per year under the reinsurance treaty.

INVESTMENTS

MMIC's investment portfolio is under the direction of the Board of Directors acting through the Investment Committee. The Investment Committee establishes MMIC's investment policy which, in summary, is to assist in maintaining MMIC's financial stability through the preservation of assets and the maximizing of after-tax investment income. In 1997, the Committee changed the investment guidelines to maximize pre-tax income and to extend the duration of the fixed income investments. Adequate liquidity is maintained to assure that MMIC has the ability to meet its insurance operational requirements, in particular the payment of claims. MMIC employs outside investment managers who manage the portfolio on a discretionary basis consistent with the policies set by MMIC. In addition, the Investment Committee utilizes the services of a separate outside consultant who calculates performance measures and provides an independent opinion on the overall results being obtained by the investment managers.

MMIC's investment portfolio consists primarily of fixed income instruments, including United States Government, governmental agency bonds, and corporate bonds. MMIC's investment policy also permits the inclusion of equity securities. Equity securities currently comprise approximately 20% of the portfolio. Due to the 1996 and 1997 increase in market values, the equity percent of the portfolio rose from 12.3% at December 31, 1995 to 20% at December 31, 1997. No additional funds were committed to equities in either year.

RATING

A.M. Best & Company, Inc. ("Best's"), publisher of BEST'S INSURANCE REPORTS, PROPERTY-CASUALTY, 1997 Edition, has assigned MMIC an "A", or excellent, rating in 1997. This is the highest rating given to any company that specializes in medical malpractice. Best's ratings are based on an analysis of the financial condition and operation of an insurance company as compared with the industry in general. MMIHC believes that a favorable rating has a positive effect since customers and their advisors often review Best's ratings when selecting an insurer and are more apt to purchase insurance from a company with a positive rating because of the greater security and stability associated with a positive rating. A positive rating relates to the ability of an insurer to meet its insurance obligations and does not directly relate to the value of the insurer's securities.

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

COMPETITION

MMIC's major competitor in all states in which it conducts its business is The St. Paul Companies. The St. Paul Companies is a major national property-casualty insurance company, the largest writer of medical professional liability insurance in the United States, and is many times larger than MMIC. In addition to The St. Paul Companies, several other national companies have become active competitors in the last several years, including Medical Protective Insurance Company, CNA Insurance Company, Zurich Insurance Company, Fireman's Fund Insurance Company, and the MMI group. At this time they have achieved limited market penetration, but represent an increasing competitive pressure for the future. In addition several other physician-owned specialty carriers have entered the market, but have yet to be a significant factor in MMIC's area. Finally, over the past several years several large self-insured hospitals in Minneapolis and Des Moines have purchased MMIC insured clinics, and other physician practices have been purchased by large, self-insured clinics such as the Mayo Clinic. This trend decreased significantly in 1996 and even more in 1997. The trends are causing a contraction in the available market for MMIC's primary malpractice insurance. MMIC is the only carrier endorsed by local medical societies in Minnesota, Iowa and North Dakota and owned by its physician-insureds, which management believes gives MMIC a competitive advantage in marketing to physicians.

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

EMPLOYEES

As of December 31, 1997, MMIHC employed 65 persons, of whom 5 were executives, 45 were supervisory employees or specialists, and 15 were clerical employees. None of the employees of MMIHC is covered by a collective bargaining agreement and management believes that relations with employees are good.

ITEM 2. PROPERTIES

MMIHC owns the following fixed assets, all of which are used in the conduct of its business:


                                                             NET BOOK VALUE
                                                              DECEMBER 31,
                                                                  1997
                                                             --------------
  Office furniture and equipment                               $  289,933
  Leasehold improvements at leased premises,
    6600 France Avenue South,  Minneapolis, MN                     29,435
  Computer hardware                                               469,624
  Computer system software                                        625,657
                                                             --------------
  Total                                                        $1,414,649
                                                             --------------
                                                             --------------

The Company owns no real estate. MMIHC leases approximately 15,765 square feet of office space in Edina, Minnesota under a 10-year lease that expires in 2001, subject to the option for MMIHC to renew the lease for an additional five years after the original term. Four-thousand and sixty square feet of office space is leased in West Des Moines, Iowa under a 10-year lease that expires in 2000, with an option for MMIHC to extend the term for an additional five years after the original term. An additional 1,249 square feet of office space is leased in Omaha, Nebraska under a three year lease that expires November 30, 2000. Annual rent expense was $427,646 for 1997 and $392,282 for 1996.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending or threatened legal proceedings which could have a material adverse effect on its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders.

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

(b) As of March 30, 1998, there were 121,322 shares of Class A Common stock outstanding held by 3,450 physicians and 1 share of Class B Common Stock held by the Minnesota Medical Association.

(c) MMIHC has never paid a shareholder dividend nor does it intend to within the foreseeable future. Without prior approval from the Minnesota Commissioner of Commerce, annual dividends to MMIHC from MMIC cannot exceed 10% of unassigned surplus of MMIC or the prior year's net income from operations of MMIC, whichever is greater.

ITEM 6. SELECTED FINANCIAL DATA

Following is the selected financial data of MMIHC for the five years ended December 31, 1997. This data should be read in conjunction with the consolidated financial statements and notes thereto appearing under Item 8 of this Form 10-K.


                                                         YEAR ENDED DECEMBER 31
      OPERATIONS DATA                 1997(1)     1996(1)      1995(1)     1994(2)      1993(2)
-----------------------------------------------------------------------------------------------
                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net premiums earned                   $33,795     $32,046      $29,798     $26,246      $40,183
Net investment and other income        18,397      14,689       14,258      11,509       14,773
                                      ---------------------------------------------------------
Total revenue                          52,192      46,735       44,056      37,755       54,956

Loss and loss adjustment expenses      31,834      32,257       37,560      11,334       30,693
Other underwriting expenses             6,595       5,539        6,482       5,509        5,807
                                      ---------------------------------------------------------
                                       38,429      37,796       44,042      16,843       36,500
                                      ---------------------------------------------------------
Income before income taxes             13,763       8,939           14      20,912       18,456
Income taxes (benefit)                  4,463       1,458       (1,711)      6,417        6,156
                                      ---------------------------------------------------------
Net income                           $  9,300    $  7,481     $  1,725     $14,495      $12,300
                                      ---------------------------------------------------------
                                      ---------------------------------------------------------



                                                         YEAR ENDED DECEMBER 31
                                      1997(1)     1996(1)      1995(1)     1994(2)      1993(2)
                                      ---------------------------------------------------------
                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income per common share -
  assuming dilution                    $70.23      $58.33       $13.74     $114.84       $99.53
Number of shares used in per share
  calculation                         132,427     128,259      125,536(3)  126,222(3)   123,575(3)
Net income/total revenue                17.8%       16.0%         3.9%       38.4%        22.4%
Return on average equity                 7.4%        6.5%         1.7%       15.8%         9.0%



                                                              DECEMBER 31
       FINANCIAL CONDITION           1997(1)      1996(1)     1995(2)     1994(2)       1993(2)
-----------------------------------------------------------------------------------------------
                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
ASSETS
Fixed maturities at fair value       $171,975    $183,561     $182,817    $174,203      $     -
Fixed maturities at amortized cost          -           -            -           -      181,526
Equity securities at fair value        49,759      38,001       28,311      19,782       19,580
Short-term investments                 13,909       7,898       15,015       9,755        7,429
Other                                  10,000           -            -           -            -
                                     ----------------------------------------------------------
Total investments                     245,643     229,460      226,143     203,740      208,535

Reinsurance recoverable                19,117      22,174       25,112      23,637       18,310
Other assets                           10,755      10,359       13,329      19,100       16,335
                                     ----------------------------------------------------------
Total assets                         $275,515    $261,993     $264,584    $246,477     $243,180
                                     ----------------------------------------------------------
                                     ----------------------------------------------------------

LIABILITIES
Unpaid losses and loss adjustment
  expenses                           $107,806    $110,037     $120,264    $110,967     $123,420
Other liabilities                      33,942      33,074       34,053      38,358       33,904
                                     ----------------------------------------------------------
                                      141,748     143,111      154,317     149,325      157,324
REDEEMABLE STOCK
Class A and Class B Common Stock
  at redemption value                   7,477       7,604        6,975       7,712        7,605
OTHER SHAREHOLDERS' EQUITY            126,290     111,278      103,292      89,440       78,251
                                     ----------------------------------------------------------
Total liabilities, redeemable stock
  and shareholders' equity           $275,515    $261,993     $264,584    $246,477     $243,180
                                     ----------------------------------------------------------
                                     ----------------------------------------------------------



                                                              DECEMBER 31
                                     1997(1)      1996(1)     1995(1)     1994(2)       1993(2)
                                     ----------------------------------------------------------
                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Midwest Medical Insurance Holding
  Company:
   Class A Common Shares issued
    and outstanding                   121,322     118,209    116,251(3)  116,855(3)   115,230(3)
  Redemption value per share           $61.63      $64.33     $60.00      $66.00       $66.00

  Class A Common Shares
    redeemed                           10,306      10,272     12,424      12,640        6,426
  Amount paid to terminating
    policyholders upon redemption      $  648      $  608     $  829      $  840       $  415


___________________________

(1) Amounts derived from audited consolidated financial statements of MMIHC included in Item 8 of this Form 10-K.

(2)  Amounts derived from audited consolidated financial statements of MMIHC.

(3) Includes pro forma shares computed to give retroactive effect to the merger of MMIHC/MMIC with MLM. See Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

The majority of the Company's assets are invested in bonds, stocks, a real estate investment trust and short-term instruments. These investments totaled $245,643,000 and $229,460,000 at December 31, 1997 and 1996, respectively, which represented 89.2% and 87.5% of total assets. The primary objective of the Company's investment policy is preservation of assets while securing the highest return consistent with asset conservation. The investment in U.S. Government bonds assists in assuring adequate liquidity for payment of losses. Fixed maturity investments and equity securities are classified as available for sale and carried at fair value. Through the Third Quarter of 1997 partially taxable state and other political subdivision bonds were utilized in the portfolio to reduce federal income taxes.

During 1997 the Company adopted a revised Investment Policy resulting in a portfolio restructuring designed to increase overall return from investments. The benchmark total return goal set for the fixed portfolio manager was increased. This resulted in a turnover of most of the fixed portfolio which included selling all municipal bonds. In addition, the Company invested $10 million in a private placement real estate investment trust to further diversify the portfolio. This change in policy recognizes the Company's strong financial position relative to the risk inherent in the amount of premium written.

The Company's cash flow from operations has been essentially breakeven for the years 1996 and 1995 combined. The improved cash flow from 1997 operations to a positive $2,899,000 is primarily the result of lower loss payments and higher realized capital gains. Premium rates have remained level for several years causing cash receipts from operations to be relatively level. In addition, in recent years MMIC has returned substantial amounts of premiums to policyholders in the form of retrospective premium credits. Loss and operating expense payments during all three years have generally been met from current year's premium receipts with any excess cash allocated to the investment portfolio. The Company regularly analyzes loss liabilities to project cash flow required in future years. Since the overall portfolio is highly liquid, exact matching of bond maturities and liabilities is not a goal. Maturities are selected to maximize total return. Given the Company's December 31, 1997 shareholders' equity of $126,290,000, investments of $245,643,000 and total liabilities of $141,748,000, the Company anticipates no cash flow problems in the near future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's bylaws require that MMIHC Class A Common Stock issued to MMIC policyholders be redeemed when a physician ceases to be insured by MMIC for any reason. The redemption value per share is calculated by dividing the net book value of the Company, excluding the net book value of MMIC (other shareholders' equity) from the calculation, by the number of MMIHC Class A Common Shares outstanding. More detail about the redeemable stock and the actual redemptions during the years 1997, 1996 and 1995 are found in Note 2 to the consolidated financial statements. This limited redemption value preserves the capital of MMIC as other shareholders' equity. The consolidated statements of changes in other shareholders' equity found in the accompanying financial statements provide the details of additions to and reductions in other shareholders' equity.

From time to time the Board of Directors of MMIC declares dividends payable to MMIHC to maintain the redemption value of the Company's Class A Common Stock. A $260,000 dividend in November 1995 was declared in accordance with that principle and paid in February of 1996. In July 1996, a dividend of $327,000 was paid to MMIHC as required by a provision of the MMIC/MLM merger agreement. Per the merger agreement, the amount was sufficient to maintain the per share redemption value of MMIHC's Class A Common Stock at the same per share value immediately after the merger as immediately before the merger. There were no dividends declared or paid by MMIC to MMIHC in 1997.

IMPACT OF YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send billings, or engage in similar normal business activities.

Recently, in response to other business issues, the Company decided to replace all significant application software with new purchased applications. A key criteria in vendor selection was Year 2000 readiness of the software. The new applications are currently being installed and are scheduled to be fully operational prior to December 31, 1998. As a result, management believes that is has adequately addressed the Year 2000 issue as it relates to internal use software.

Management continues to evaluate the Year 2000 readiness of significant vendors and business partners and will develop contingency plans as deemed necessary.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LOSS AND LOSS ADJUSTMENT EXPENSE

                      RECONCILIATION OF LIABILITY FOR LOSS
                          AND LOSS ADJUSTMENT EXPENSE
                            (THOUSANDS OF DOLLARS)


                                                                1997           1996            1995
                                                             ---------------------------------------
Liability for loss and loss adjustment expense
 at beginning of year                                        $  90,342      $  96,424      $  88,227

Plus:
 Incurred loss and loss adjustment expense:
  Provision for current year                                    40,186         41,101         39,847
  (Decrease) in provision for prior years                       (8,352)        (8,844)        (2,287)
                                                             ----------------------------------------
 Total incurred loss and loss adjustment expense                31,834         32,257         37,560

Less:
 Incurred loss and loss adjustment expense payments:
  Payment attributable to current year                           2,685          4,885          2,484
   Payment attributable to prior years                          30,097         33,454         26,879
                                                             ----------------------------------------
 Total payments                                                 32,782         38,339         29,363
                                                             ----------------------------------------

Liability for loss and loss adjustment expense
 at end of year                                                 89,394         90,342         96,424

Reinsurance recoverables on unpaid losses at
 end of year                                                    18,412         19,695         23,840
                                                             ----------------------------------------

Liability for loss and loss adjustment expense, gross
 of reinsurance recoverables on unpaid losses
 at end of year                                               $107,806       $110,037       $120,264
                                                             ----------------------------------------
                                                             ----------------------------------------


The second to the last line on the preceding reconciliation reports the amount of reinsurance recoverables for unpaid losses which are included in the 1997, 1996 and 1995 balance sheet liability "Unpaid losses and loss adjustment expenses." Except for adding the reinsurance recoverables, the reconciliation is presented net of reinsurance which coincides with the manner of presentation of the income statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The current year's provision for loss and loss adjustment expense, which is based upon policyholder exposure, expected frequency of losses, and severity of losses, was fairly stable for the years 1997, 1996 and 1995. The loss and loss adjustment expenses reflected in the consolidated financial statements, and shown in the Reconciliation of Liability for Loss and Loss Adjustment Expense as total incurred loss and loss adjustment expense, include adjustments of prior years' estimates.

Incurred loss and loss adjustment expenses for 1997 and 1996 of $31,834,000 and $32,257,000, respectively, are significantly less than the $37,560,000 in 1995. During the course of each year and particularly at each year end, management reevaluates the liability for loss and loss adjustment expense. This evaluation is supported by outside actuarial evaluation at year end. During 1997 and 1996 these evaluations resulted in a reduction is estimated liabilities applicable to prior years of $8,352,000 and $8,844,000, respectively. A smaller reduction of $2,287,000 was recorded in 1995. This difference is the primary reason for the lower incurred loss and loss adjustment expense in 1997 and 1996.

The schedule which follows summarizes the development of the liability for loss and loss adjustment expense from 1987 through 1997. This schedule is also presented net of reinsurance which the Company believes best explains the development as it affects operating results. The Company has a conservative loss reserving policy which, when coupled with a moderation of malpractice insurance losses which began in approximately 1986 for the Company and across the industry, has resulted in redundancies in liabilities larger than expected. The table indicates that the redundancy in loss liabilities, which developed when more actual results were known, has been significantly reduced from the high at December 31, 1990. Loss and loss adjustment expense liabilities have not been discounted in the Company's financial statements.


           Development of Liability for Loss and Loss Adjustment Expense
                              (THOUSANDS OF DOLLARS)

                                  1987     1988     1989     1990     1991     1992      1993      1994     1995     1996     1997
                                ---------------------------------------------------------------------------------------------------
Liability for unpaid loss and
  loss adjustment expense       $60,133  $74,577  $89,630  $97,375  $100,167  $98,617  $105,589  $88,227  $96,424  $90,342  $89,394
Liability reestimated as of:
   1 year later                  53,358   65,928   73,244   83,359    83,991   94,633    80,960   85,595   87,580   81,990
   2 years later                 46,297   51,379   62,056   64,876    74,883   69,490    75,364   76,365   79,665
   3 years later                 35,881   43,516   52,010   56,351    53,538   65,568    64,586   67,891
   4 years later                 33,448   35,753   44,582   42,075    52,833   56,426    57,851
   5 years later                 30,345   31,052   37,872   41,771    45,892   52,388
   6 years later                 26,818   29,052   37,617   39,519    43,760
   7 years later                 26,613   29,002   35,882   38,929
   8 years later                 26,620   28,724   35,882
   9 years later                 26,611   28,724
  10 years later                 26,611

Cumulative redundancy            33,522   45,853   53,748   58,446    56,407   46,229    47,738   20,336   16,759    8,352

Cumulative amount of
  liability paid through:
      1 year later               13,421   12,067   10,585   13,973    19,112   21,422    25,251   26,879   33,454   30,097
      2 years later              19,787   19,043   21,890   28,643    32,798   37,498    42,685   46,925   53,132
      3 years later              23,184   24,143   30,869   35,305    39,906   45,227    51,087   55,534
      4 years later              25,238   26,241   35,015   37,624    42,752   46,226    53,594
      5 years later              26,240   27,561   35,115   38,298    43,994   46,823
      6 years later              26,555   27,695   35,187   39,505    44,370
      7 years later              26,670   27,695   35,295   39,861
      8 years later              26,695   27,695   35,295
      9 years later              26,695   27,695
     10 years later              26,695


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

NET PREMIUMS EARNED increased $1,749,000 in 1997 from 1996 while policyholders' rate levels remained relatively level for 1996 and 1997. An increase in the number of policyholders in 1997 increased premium by $500,000. The remaining increase was the result of the several increase/decrease factors listed below:

     1. The estimated reinsurance premium applicable to the treaty years 1992-1994 and 1995-1997, which is based in part on reinsured claims experience, was reduced resulting in a net INCREASE in premium between years of $3,875,000.

     2. The Company recorded an increase of $1,171,000 in the Iowa Development Experience Liability account in 1997. A similar increase of $2,901,000 was recorded in 1996. While these increased liabilities both reduce premium, the difference in the amounts between years causes an INCREASE in net premium from 1996 to 1997 of $1,730,000.

     3. In 1996 $2,194,000 was received from the commutation of a reinsurance treaty covering the years 1989 and 1990. This increased 1996 premiums. Since there was no counterpart in 1997 it causes a DECREASE in premiums from 1996 to 1997 of $2,194,000.

     4. A number of other prior year reinsurance premium adjustments recorded in 1996 increased 1996 premiums by $2,143,000. With no counterpart in 1997, the difference between years is a DECREASE in 1997 of $2,143,000.

INVESTMENT INCOME has remained relatively level during the last three years. While invested assets on a cost basis did increase by $6,980,000 during 1997, almost all of that increase occurred in the last quarter when the fixed portfolio was restructured to meet a new benchmark return which was referred to earlier under Liquidity and Capital Resources. Restructuring the fixed portfolio resulted in realized capital gains of $4,916,000.

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

REALIZED CAPITAL GAINS of $1,771,000 in 1996 and $1,646,000 in 1995 were due to active management of both the bond and equity sections of the portfolio. During 1997 the Company restructured the fixed portfolio and in this process experienced realized capital gains of $4,916,000. In addition, normal investment transactions resulted in additional realized capital gains of $1,568,000 for a total of $6,484,000. The Company employs two outside professional advisors to manage the portfolio, one to manage fixed income securities and a separate manager for equities. The managers operate within the Company's adopted investment policy. This policy was revised in 1997 as previously discussed under Liquidity and Capital Resources. The Investment Committee meets with the outside managers approximately four times per year.

OTHER UNDERWRITING EXPENSES increased $1,056,000 form 1996 to 1997. Approximately $425,000 of the increase was due to payments to state medical societies, for the first time in 1997, under license and endorsement agreements. The remainder of the increase reflects the increase in overall cost of operating the Company.

INCOME TAXES. In 1997 the Company's book net income before taxes was $13,763,000. Deductions from book income, primarily tax exempt interest income from municipal bonds reduces income subject to tax. This current year's tax based on taxable earnings was increased by a reduction in deferred taxes of $1,494,000 to arrive at the income tax charged to operations $4,463,000 as shown in the financial statements.

Deferred tax effects are provided whenever expense items are recorded in the accompanying financial statements in a time period different from those in the Company's tax returns.

NET INCOME for the Company during the last three years totaled $18,506,000 which was added to retained earnings. A significant portion of net income for these years resulted from the reversal of loss liabilities established in prior years and realized capital gains on investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Midwest Medical Insurance Holding Company and Subsidiary are presented on pages 21 through 47 of this Annual Report on Form 10-K following.

          Midwest Medical Insurance Holding Company and Subsidiaries

                        Consolidated Financial Statements

                   Years ended December 31, 1997, 1996 and 1995

                                     CONTENTS


Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . 22

Consolidated Financial Statements

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
Consolidated Statements of Income. . . . . . . . . . . . . . . . . . . . . . . . . 24
Consolidated Statements of Changes in Other Shareholders' Equity . . . . . . . . . 25
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . 26
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . 27


                          Report of Independent Auditors

Board of Directors
Midwest Medical Insurance Holding Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of Midwest Medical Insurance Holding Company and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in other shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midwest Medical Insurance Holding Company and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.


                                     /s/ Ernst & Young LLP


Minneapolis, Minnesota
February 2, 1998

            Midwest Medical Insurance Holding Company and Subsidiaries

                            Consolidated Balance Sheets

                     (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                          DECEMBER 31
                                                      1997           1996
                                                   -------------------------
ASSETS
Investments:
  Fixed maturities at fair value (cost:
    1997--$170,590; 1996--$179,979)                 $171,975       $183,561
  Equity securities at fair value (cost:
    1997--$20,595; 1996--$20,237)                     49,759         38,001
  Short-term                                          13,909          7,898
  Other                                               10,000              -
                                                    -----------------------
                                                     245,643        229,460

Cash                                                   2,378              -
Accrued investment income                              2,341          2,778
Reinsurance recoverable                               19,117         22,174
Other assets                                           6,036          6,451
Deferred income taxes                                      -          1,130
                                                    -----------------------
Total assets                                        $275,515       $261,993
                                                    -----------------------
                                                    -----------------------

LIABILITIES, REDEEMABLE STOCK AND OTHER
  SHAREHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses        $107,806       $110,037
  Unearned premiums                                    6,072          6,860
  Retrospective premiums                               9,905         10,838
  Deferred income taxes                                3,592              -
  Amounts due reinsurers                               2,984          7,274
  Other liabilities                                   11,389          8,102
                                                    -----------------------
Total liabilities                                    141,748        143,111

Redeemable stock:
  Class A Common Stock--authorized 300,000
    shares, issued and outstanding 121,322
    shares in 1997 and 118,209 shares in 1996          7,476          7,603
  Class B Common Stock--authorized, issued
    and outstanding 1 share                                1              1
                                                    -----------------------
                                                       7,477          7,604

Other shareholders' equity                           126,290        111,278
                                                    -----------------------
Total liabilities, redeemable stock and other
  shareholders' equity                              $275,515       $261,993
                                                    -----------------------
                                                    -----------------------


SEE ACCOMPANYING NOTES.

            Midwest Medical Insurance Holding Company and Subsidiaries

                        Consolidated Statements of Income

                   (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                   YEAR ENDED DECEMBER 31
                                               1997         1996        1995
                                             --------------------------------
Revenues:
  Net premiums earned                        $33,795      $32,046     $29,798
  Net investment income                       11,509       12,061      12,278
  Realized capital gains                       6,484        1,771       1,646
  Other                                          404          857         334
                                             --------------------------------
                                              52,192       46,735      44,056

Losses and expenses:
  Losses and loss adjustment expenses         31,834       32,257      37,560
  Other underwriting expenses                  6,595        5,539       6,482
                                             --------------------------------
                                              38,429       37,796      44,042
                                             --------------------------------
Income before income taxes                    13,763        8,939          14

Income taxes (benefit)                         4,463        1,458      (1,711)
                                             --------------------------------
Net income                                  $  9,300     $  7,481    $  1,725
                                             --------------------------------
                                             --------------------------------

Income per common share                       $77.79       $64.45      $15.08
                                             --------------------------------
                                             --------------------------------

Income per common share--assuming
  dilution                                    $70.23       $58.33      $13.74
                                             --------------------------------
                                             --------------------------------


SEE ACCOMPANYING NOTES.

           Midwest Medical Insurance Holding Company and Subsidiaries

        Consolidated Statements of Changes in Other Shareholders' Equity

                                 (IN THOUSANDS)


                                                                                                    UNREALIZED
                                                                                                   APPRECIATION
                                                                                                  ON INVESTMENTS,
                                                                         PAID-IN      RETAINED        NET OF
                                                                         CAPITAL      EARNINGS     INCOME TAXES      TOTAL
                                                                         --------------------------------------------------
Balance at December 31, 1994                                             $12,734       $76,378        $  356       $ 89,468
  Net income                                                                   -         1,725             -          1,725
  Net loss of Midwest Medical Insurance Holding Company
   includable in Class A Common Stock redemption value                         -           387             -            387
  Dividend declared by subsidiary payable to Midwest
   Medical Insurance Holding Company                                           -          (260)            -           (260)
  Increase in unrealized appreciation, net of income tax                       -             -        11,936         11,936
  Adjustment to pro forma combination of Midwest Medical
   Insurance Holding Company and Medical Liability
   Mutual Insurance Company                                                    -           (26)            7            (19)
  Adjustment to pro forma distribution to holding
   company from subsidiary to reflect change in number
   of Class A common shares issued and net redemption
   value per share                                                            55             -             -             55
                                                                         --------------------------------------------------
Balance at December 31, 1995                                              12,789        78,204        12,299        103,292
  Net income                                                                   -         7,481             -          7,481
  Net income of Midwest Medical Insurance Holding
   Company includable in Class A Common Stock
   redemption value                                                            -        (1,070)            -         (1,070)
  Increase in unrealized appreciation, net of income tax                       -             -         1,575          1,575
                                                                         --------------------------------------------------
Balance at December 31, 1996                                              12,789        84,615        13,874        111,278
  Net income                                                                   -         9,300             -          9,300
  Net income of Midwest Medical Insurance Holding
   Company includable in Class A Common Stock
   redemption value                                                            -          (270)            -           (270)
  Net income of Midwest Medical Insurance Holding
   Company Services, Inc. includable in Class A
   Common Stock redemption value                                               -            (2)            -             (2)
  Increase in unrealized appreciation, net of income tax                       -             -         5,984          5,984
                                                                         --------------------------------------------------
Balance at December 31, 1997                                             $12,789       $93,643       $19,858       $126,290
                                                                         --------------------------------------------------
                                                                         --------------------------------------------------


SEE ACCOMPANYING NOTES.

          Midwest Medical Insurance Holding Company and Subsidiaries

                    Consolidated Statements of Cash Flows

                                 (IN THOUSANDS)


                                                                      YEAR ENDED DECEMBER 31
                                                                  1997         1996        1995
                                                                ---------------------------------
OPERATING ACTIVITIES
Net income                                                      $  9,300    $  7,481     $  1,725
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Decrease (increase) in accrued investment income                   437          97          (50)
  Decrease (increase) in reinsurance recoverable                   3,057       2,938       (1,475)
  Decrease (increase) in other assets                                415       1,015       (1,898)
  Deferred tax provision                                           1,494         298          482
  (Decrease) increase in unpaid losses and loss
   adjustment expenses                                            (2,231)    (10,227)       9,297
  Decrease in unearned premiums                                     (788)       (173)        (281)
  Decrease in retrospective premiums                                (933)        (26)      (3,171)
  Decrease in amounts due reinsurers                              (4,290)       (544)      (1,287)
  Increase (decrease) in other liabilities                         3,287        (236)         469
  Accretion of bond discount, net of premium
   amortization                                                     (618)     (1,080)      (1,087)
  Realized capital gains                                          (6,484)     (1,771)      (1,646)
  Compensation expense for vested Class A
   common shares                                                     253         156          193
                                                                ---------------------------------
                                                                   2,899      (2,072)       1,271
INVESTING ACTIVITIES
Purchases of fixed maturity investments and equity
  securities                                                    (311,947)    (75,684)     (56,345)
Sales of fixed maturity investments and equity
  securities                                                     318,085      54,293       52,545
Calls and maturities of fixed maturity investments                     -      16,250        7,535
Net (purchases) sales of short-term investments                   (6,011)      7,117       (5,261)
                                                                ---------------------------------
                                                                     127       1,976       (1,526)
FINANCING ACTIVITIES
Redemption of Class A Common Stock                                  (648)       (608)        (829)
                                                                ---------------------------------

Increase (decrease) in cash                                        2,378        (704)      (1,084)
Cash at beginning of year                                              -         704        1,788
                                                                ---------------------------------
Cash at end of year                                             $  2,378    $      -     $    704
                                                                ---------------------------------
                                                                ---------------------------------


SEE ACCOMPANYING NOTES.

            Midwest Medical Insurance Holding Company and Subsidiaries

                    Notes to Consolidated Financial Statements

                                December 31, 1997


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

Effective July 1, 1993, MMIC merged with Iowa Physicians Mutual Insurance Trust (IPMIT), a physician-owned professional liability insurance company providing insurance coverage to Iowa physicians. As provided for in the agreement and plan of merger, IPMIT was merged into MMIC. The merger was accounted for as a pooling-of-interests.

During 1995, MMIHC formed MMIHC Services, Inc. to provide agency services for the distribution of complementary insurance products and services to physicians, clinics and hospitals.

Effective June 5, 1996, MMIC merged with Medical Liability Mutual Insurance Company of Nebraska (MLM), a physician-owned professional liability insurance company providing insurance coverage to Nebraska physicians. As provided for in the agreement and plan of merger, MLM was merged into MMIC. The merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements include the combined financial position and results of operations of MMIHC and MLM for all periods presented.

           Midwest Medical Insurance Holding Company and Subsidiaries

1.   ACCOUNTING POLICIES (CONTINUED)

MMIHC provides management and administrative services to MMIC for a fee generally equal to the cost of services provided plus ten percent. The insurance company provides professional liability insurance to physicians in Minnesota, Iowa, Nebraska, North Dakota and South Dakota.

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

           Midwest Medical Insurance Holding Company and Subsidiaries

1.   ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION

The consolidated financial statements have been presented in conformity with generally accepted accounting principles, which differ in certain respects from statutory accounting practices followed by MMIC in reporting to the Department of Commerce of the State of Minnesota (see Note 10).

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

Consistent with management's classification of its investment in debt and equity securities as available for sale, such investments are carried at fair value with unrealized holding gains and losses reflected as a separate component of equity, net of applicable deferred taxes.

Fair values are based on quoted market prices, where available. For fixed maturity investments not actively traded, fair values are estimated using values obtained from independent pricing services.

           Midwest Medical Insurance Holding Company and Subsidiaries

1.   ACCOUNTING POLICIES (CONTINUED)

Short-term investments are principally money market funds backed by U.S. government securities and are recorded at cost which approximates fair value.

Other investments are equity interests in non-traded real estate investment trusts and are recorded at cost which approximates fair value.

Realized gains and losses on sales of investments are reported on a pre-tax basis as a component of income and are determined on the specific identification basis.

LOSSES AND LOSS ADJUSTMENT EXPENSES

The liability for unpaid losses and loss adjustment expenses represents an estimate of the ultimate cost of all such amounts which are unpaid at the balance sheet dates. The liability is based on both case-by-case estimates and statistical analysis and projections using the historical loss experience of MMIC, and gives effect to estimates of trends in claim severity and frequency. These estimates are continually reviewed and, as adjustments become necessary, such adjustments are included in current operations. MMIC believes that the estimate of the liability for losses and loss adjustment expenses is reasonable.

PREMIUMS

Premiums received are recorded as earned ratably over the lives of the policies to which they apply. A portion of premiums received is deferred to recognize MMIC's obligation to provide reporting endorsement coverage without additional premium upon the death, disability or retirement of policyholders. This amount is recorded as an unearned premium reserve and represents the actuarially determined present value of future benefits to be provided less the present value of future revenues to be received.

MMIC has a retro premium program whereby physicians may receive credits against future premiums based upon loss experience of MMIC. Amounts to be returned under the program are accrued when approved by the Board of Directors and reflected as a reduction in net premium earned.

           Midwest Medical Insurance Holding Company and Subsidiaries

1.   ACCOUNTING POLICIES (CONTINUED)

REINSURANCE

MMIC cedes reinsurance in order to reduce its liability on individual risks and to enable it to write business at limits it otherwise would be unable to accept. All reinsurance contracts are excess-of-loss contracts which indemnify MMIC for losses in excess of a stated retention limit up to the policy limits.

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

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of all earned but unissued shares of Class A common stock (see Note 2). Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements.

           Midwest Medical Insurance Holding Company and Subsidiaries

1.   ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain amounts in the prior years' financial statements have been reclassified to conform with the current year presentation.

2.   REDEEMABLE STOCK

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

           Midwest Medical Insurance Holding Company and Subsidiaries

2.   REDEEMABLE STOCK (CONTINUED)

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

            Midwest Medical Insurance Holding Company and Subsidiaries

2. REDEEMABLE STOCK (CONTINUED)

Following is the detail of changes in redeemable stock for each of the three years in the period ended December 31, 1997 (in thousands, except for share and per share amounts):

                                                                                               UNREALIZED
                                                                                              APPRECIATION
                                                                                             (DEPRECIATION)
                                     CLASS A COMMON STOCK   CLASS B    MMIHC     MMIHC       ON INVESTMENTS,
                                     --------------------    COMMON   PAID-IN   RETAINED      NET OF INCOME
                                        SHARES   AMOUNT       STOCK   CAPITAL   EARNINGS          TAXES         TOTAL
                                      -------------------------------------------------------------------------------
Balance at December 31, 1994            116,855    $1          $1      $4,858    $2,876          $  (24)       $7,712
  Redemption of shares due to
    policyholder terminations by
    effective date:
      January 1, 1995 to June 30,
       1995; NRV of $66.00               (8,017)                         (323)     (207)                         (530)
      July 1, 1995 to December 31,
      1995; NRV of $67.65                (4,407)   (1)                   (181)     (117)                         (299)
  Issuance of shares to vested
    policyholders                         9,271     1                                (1)                            -
  Initial issuance of shares to
    policyholders upon vesting            2,890                           193                                     193
  Dividend receivable from Midwest
    Medical Insurance Company                                             260                                     260
  Net loss of Midwest Medical
    Insurance Holding Company
    includable in Class A Common
    Stock redemption value                                                         (387)                         (387)
  Change in unrealized appreciation,
    net of income tax                                                                                81            81
  Adjustment to pro forma issuance
    of shares to MLM policyholders
    to adjust effective date to
    December 31, 1995                      (341)                          (55)                                    (55)
                                      -------------------------------------------------------------------------------
  Balance at December 31, 1995
    (carried forward)                   116,251     1           1       4,752     2,164              57         6,975


            Midwest Medical Insurance Holding Company and Subsidiaries

2. REDEEMABLE STOCK (CONTINUED)

                                                                                               UNREALIZED
                                                                                              APPRECIATION
                                                                                             (DEPRECIATION)
                                     CLASS A COMMON STOCK   CLASS B    MMIHC     MMIHC       ON INVESTMENTS,
                                     --------------------    COMMON   PAID-IN   RETAINED      NET OF INCOME
                                        SHARES   AMOUNT       STOCK   CAPITAL   EARNINGS          TAXES         TOTAL
                                      -------------------------------------------------------------------------------
Balance at December 31, 1995
  (brought forward)                    116,251     $1          $1      $4,752    $2,164          $   57        $6,975
Redemption of shares due to
  policyholder terminations by
  effective date:
January 1, 1996 to June 30,
  1996; NRV of $60.00                   (6,277)    (1)                   (259)     (117)                         (377)
July 1, 1996 to December 31,
  1996; NRV of $57.84                   (3,995)                          (159)      (72)                         (231)
Issuance of shares to vested
  policyholders                          9,540      1                                (1)                            -
Initial issuance of shares to
  policyholders upon vesting             2,690                            156                                     156
Net income of Midwest Medical
  Insurance Holding Company
  includable in Class A Common
  Stock redemption value                                                          1,070                         1,070
Change in unrealized appreciation,
  net of income tax                                                                                  11            11
                                      -------------------------------------------------------------------------------
Balance at December 31, 1996           118,209      1           1       4,490     3,044              68         7,604
Redemption of shares due to
  policyholder terminations by
  effective date:
January 1, 1997 to June 30,
  1997; NRV of $64.33                   (4,363)                          (165)     (113)                         (278)
July 1, 1997 to December 31,
  1997; NRV of $62.12                   (5,943)     (1)                  (220)     (149)                         (370)
Issuance of shares to vested
  policyholders                          9,406       1                               (1)                            -
Initial issuance of shares to
  policyholders upon vesting             4,013                            253                                     253
Net income of Midwest Medical
  Insurance Holding Company
  includable in Class A Common
  Stock redemption value                                                            270                           270
Net income of Midwest Medical
  Insurance Holding Company
  Services, Inc. includable in
  Class A Common Stock redemption
  value                                                                               2                             2
Change in unrealized appreciation,
  net of income tax                                                                                  11            11
Other                                                                               (15)                          (15)
                                      -------------------------------------------------------------------------------
Balance at December 31, 1997           121,322      $1         $1      $4,358    $3,038             $79        $7,477
                                      -------------------------------------------------------------------------------
                                      -------------------------------------------------------------------------------


          Midwest Medical Insurance Holding Company and Subsidiaries

3.   INVESTMENTS

Components of net investment income are summarized as follows (in thousands):


                                            1997         1996         1995
                                           --------------------------------
  Fixed maturities                         $10,901     $11,561      $11,716
  Equity securities                            523         380          338
  Short-term investments                       939         904          923
                                           -------     -------      -------
                                            12,363      12,845       12,977
  Investment expenses                         (854)       (784)        (699)
                                           -------     -------      -------
                                           $11,509     $12,061      $12,278
                                           -------     -------      -------
                                           -------     -------      -------


The cost (amortized cost for fixed maturities) and fair value of available for sale investments are as follows (in thousands):


                                                DECEMBER 31, 1997
                                --------------------------------------------
                                               GROSS        GROSS
                                             UNREALIZED   UNREALIZED  MARKET
                                  COST         GAINS        LOSSES     VALUE
                                --------------------------------------------
Fixed maturities:
  MMIHC:
    United States Government    $  1,255        $  -         $  -    $  1,255
    Industrial and other              53           -            -          53
  MMIC:
    United States Government      97,234         801          (36)     97,999
    State and other political
      subdivisions                32,991         383            -      33,374
    Industrial and other          39,057         257          (20)     39,294
                                ---------------------------------------------
Total                           $170,590    $  1,441         $(56)   $171,975
                                ---------------------------------------------
                                ---------------------------------------------

Equity securities               $ 20,595     $29,164         $  -    $ 49,759
                                ---------------------------------------------
                                ---------------------------------------------


          Midwest Medical Insurance Holding Company and Subsidiaries

3.   INVESTMENTS (CONTINUED)


                                               DECEMBER 31, 1996
                                --------------------------------------------
                                               GROSS        GROSS
                                             UNREALIZED   UNREALIZED  MARKET
                                  COST         GAINS        LOSSES     VALUE
                                --------------------------------------------
Fixed maturities:
  MMIHC:
    Industrial and other        $  1,031        $  4        $  (2)   $  1,033
  MMIC:
    United States Government      92,365       2,075         (797)     93,643
    State and other political
      subdivisions                57,968       1,885          (45)     59,808
    Industrial and other          28,615         648         (186)     29,077
                                --------     -------      -------    --------
Total                           $179,979     $ 4,612      $(1,030)   $183,561
                                --------     -------      -------    --------
                                --------     -------      -------    --------

Equity securities               $ 20,237     $18,183      $  (419)   $ 38,001
                                --------     -------      -------    --------
                                --------     -------      -------    --------


The components of the unrealized appreciation on available for sale securities as of December 31 are as follows (in thousands):


                                        1997                   1996
                                   --------------         --------------
                                   MMIHC     MMIC         MMIHC     MMIC
                                   --------------         --------------
Fixed maturities:
  Gross unrealized gains            $ -  $  1,441          $4   $  4,608
  Gross unrealized losses             -       (56)         (2)    (1,028)
Equity securities:
  Gross unrealized gains              -    29,164           -     18,183
  Gross unrealized losses             -        -            -       (419)
                                   --------------         --------------
                                      -    30,549           2     21,344
Deferred income taxes                 -   (10,691)          -     (7,470)
                                   --------------         --------------
                                   $  -   $19,858          $2    $13,874
                                   --------------         --------------
                                   --------------         --------------


In addition to the unrealized gains and losses per the above schedule, MMIHC has unrealized gains on certain investments in mutual funds. The mutual fund assets are classified as other assets in the consolidated balance sheet and are held to coordinate with

          Midwest Medical Insurance Holding Company and Subsidiaries

3.   INVESTMENTS (CONTINUED)

the Supplemental Executive Retirement Plan obligation (Note 9). At December 31, 1997 and 1996, respectively, gross unrealized gains related to these assets were $122,000 and $103,000. Deferred taxes related to these unrealized gains were $43,000 and $37,000, respectively.

The amortized cost and market value of fixed maturities at December 31, 1997, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                      AMORTIZED     MARKET
                                                        COST         VALUE
                                                      ----------------------
Due in one year or less                               $  9,757      $  9,728
Due after one year through five years                   53,456        53,686
Due after five years through ten years                  22,990        23,168
Due after ten years                                     84,387        85,393
                                                      ----------------------
                                                      $170,590      $171,975
                                                      ----------------------
                                                      ----------------------


Proceeds from sales of available for sale investments and the related gross realized gains and losses are as follows (in thousands):


                                                            GROSS       GROSS
                                            PROCEEDS      REALIZED    REALIZED
                                           FROM SALES       GAINS      LOSSES
                                           -----------------------------------
Year ended December 31, 1997:
  Fixed maturities                           $310,235       $5,806       $(884)
  Equity securities                             7,850        2,109        (547)
Year ended December 31, 1996:
  Fixed maturities                             46,735          803        (214)
  Equity securities                             7,558        1,347        (165)
Year ended December 31, 1995:
  Fixed maturities                             43,387        1,012        (254)
  Equity securities                             9,158        1,356        (468)


          Midwest Medical Insurance Holding Company and Subsidiaries

3.   INVESTMENTS (CONTINUED)

Net unrealized appreciation of fixed maturities (decreased) increased by $(2,197,000), $(4,691,000) and $12,000 and net unrealized appreciation of equity securities increased by $11,400,000, $7,123,000 and $6,078,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

4.   RETROSPECTIVE PREMIUMS

The components of retrospective premiums at December 31 are as follows (in thousands):

                                                      1997           1996
                                                     ---------------------
Retrospective premium credits declared:
  Minnesota policyholders                            $5,000         $4,603
  Iowa policyholders active at date of merger
  and renewing in 1998 and 1997                       3,100          2,500
Favorable development on pre-merger IPMIT
  liabilities not yet approved for credit             1,805          3,735
                                                     ---------------------
                                                     $9,905        $10,838
                                                     ---------------------
                                                     ---------------------


A provision of the agreement and plan of merger between IPMIT and the Company requires that any favorable development of certain pre-merger liabilities of IPMIT be paid to the former IPMIT policyholders who remain active MMIC insureds as of the date of payment through a retrospective premium credit. The agreement further stipulates that any amounts due under this provision must be settled no later than December 31, 1998. Actual payments of $2,501,000 and $2,330,000 were made to former IPMIT policyholders in 1997 and 1996, respectively. Actual retrospective premium credits applied to Minnesota policyholder accounts in 1997 and 1996 were $4,803,000 and $5,198,000, respectively.

A provision of the agreement and plan of merger between MLM and the Company requires that any favorable development of certain pre-merger liabilities of MLM be paid to the former MLM policyholders who remain active MMIC insureds as of the date of payment through a retrospective premium credit. The agreement further stipulates that

          Midwest Medical Insurance Holding Company and Subsidiaries

4.   RETROSPECTIVE PREMIUMS (CONTINUED)

any amounts due under this provision must be settled no later than June 5, 2001. As of December 31, 1997, there has been no favorable development and therefore there is no accrual related to this provision.

5.   UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The reconciliation of the liability for unpaid losses and loss adjustment expenses is as follows (in thousands):


                                                  1997       1996         1995
                                               -------------------------------
Balance as of January 1, net of reinsurance
  recoverables                                 $  90,342  $  96,424  $  88,227

Incurred related to:
  Current year                                    40,186     41,101     39,847
  Prior years                                     (8,352)    (8,844)    (2,287)
                                               -------------------------------
Total incurred                                    31,834     32,257     37,560

Paid related to:
  Current year                                     2,685      4,885      2,484
  Prior years                                     30,097     33,454     26,879
                                               -------------------------------
Total paid                                        32,782     38,339     29,363
                                               -------------------------------

Balance as of December 31, net of reinsurance
  recoverables                                    89,394     90,342     96,424

Reinsurance recoverables at December 31           18,412     19,695     23,840
                                               -------------------------------

Balance as of December 31, gross                $107,806   $110,037   $120,264
                                               -------------------------------
                                               -------------------------------


The Company continually evaluates emerging trends in the development of loss liabilities including the trends related to the pre-merger IPMIT and MLM business. Based on this analysis, management periodically adjusts their estimates of ultimate losses. See Note 4 regarding retrospective premium credits paid and accrued.

          Midwest Medical Insurance Holding Company and Subsidiaries

6.   INCOME TAXES

Components of income taxes are as follows (in thousands):


                                                   1997       1996      1995
                                                  ----------------------------
  Current provision (benefit)                     $2,969     $1,160    $(2,193)
  Deferred tax provision                           1,494        298        482
                                                  ----------------------------
                                                  $4,463     $1,458    $(1,711)
                                                  ----------------------------
                                                  ----------------------------


The Company's income taxes differ from the federal statutory rate applied to income before tax as follows (in thousands):


                                                    1997      1996       1995
                                                  ----------------------------
Income before tax at the federal statutory
  rate of 35%                                     $4,817    $ 3,129    $     5
Tax-exempt income (net of proration adjustment)     (864)    (1,452)    (1,090)
State income taxes, net of federal tax benefit       198         50        (42)
Payment of prior year taxes                          300          -          -
Proceeds on life insurance                             -       (368)         -
Benefit for prior year income taxes                    -          -       (660)
Other                                                 12         99         76
                                                  ----------------------------
                                                  $4,463    $ 1,458    $(1,711)
                                                  ----------------------------
                                                  ----------------------------


The deferred income tax (benefit) provision includes the following differences between financial and income tax reporting (in thousands):


                                                    1997       1996       1995
                                                  ----------------------------
Discounting of post-1986 unpaid losses and
  loss adjustment expenses                        $  323     $1,190       $232
Liabilities not currently deductible                 636       (274)       481
Unearned premiums                                     57          6         22
Utilization of alternative minimum tax
  carryforwards                                      496          -          -
Alternative minimum tax carryforwards                  -       (496)         -
Other                                                (18)      (128)      (253)
                                                  ----------------------------
                                                  $1,494     $  298       $482
                                                  ----------------------------
                                                  ----------------------------


          Midwest Medical Insurance Holding Company and Subsidiaries

6.   INCOME TAXES (CONTINUED)

The Company made income tax payments of $1,518,000, $3,260,000 and $832,000 in 1997, 1996 and 1995, respectively.

The components of the net deferred income tax (liability) asset as of December 31 are as follows (in thousands):

                                                           1997         1996
                                                         --------------------
Deferred tax assets:
  Unpaid losses and loss adjustment expenses             $  4,996      $5,319
  Liabilities not currently deductible                      1,675       2,311
  Unearned premiums                                           477         534
  Alternative minimum tax credit                                -         496
  Other                                                       552         510
                                                         --------------------
                                                            7,700       9,170
Deferred tax liabilities:
  Unrealized gains                                        (10,734)     (7,507)
  Other                                                      (558)       (533)
                                                         --------------------
                                                          (11,292)     (8,040)
                                                         --------------------
                                                         $ (3,592)     $1,130
                                                         --------------------
                                                         --------------------


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

7.   REINSURANCE

To reduce overall risk, including exposure to large losses, the Company participates in various reinsurance programs. MMIC would only become liable for losses in excess of stipulated amounts in the event that any reinsuring company were unable to meet its obligations under the existing agreement. Management is not aware of any such default at

          Midwest Medical Insurance Holding Company and Subsidiaries

7.   REINSURANCE (CONTINUED)

December 31, 1997. Reinsurance recoverables on paid and unpaid losses of $16,141,000 and $17,485,000 are associated with a single reinsurer at December 31, 1997 and 1996, respectively.

MMIC is authorized to issue policies with limits not to exceed $5,000,000 for each claim and $5,000,000 in the aggregate under each policy in any one policy year. Limits in excess of $5,000,000 for each claim and $5,000,000 annual aggregate are available to physicians and clinics through reinsurance placed on a facultative basis by MMIC. The Company generally retains the first $750,000 of each claim and reinsures the remainder through a treaty under which premiums are subject to adjustment based on experience.

Total ceded reinsurance premiums, before the effects of treaty commutations, for the years ended December 31, 1997, 1996 and 1995 were $3,329,000, $6,416,000 and $7,544,000, respectively. Loss and loss adjustment expenses incurred are net of applicable reinsurance of $2,455,000, $2,459,000 and $7,873,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

In 1996, the Company commuted reinsurance treaties covering the period January 1, 1989 through December 31, 1990. Net premiums recovered as a result of these commutations of $2,194,000 have been included in net premiums earned in 1996.

8.   OTHER COMMITMENTS

In the normal course of claim settlement, MMIC negotiates structured settlements including the purchase of annuities from life insurance companies with an A+ rating from A.M. Best (an industry rating organization) at the date of issue and a minimum of $100 million in surplus. These annuities guarantee a stream of payments to the claimant holding the annuity. The majority of these settlements have been assigned to the life insurance company which releases MMIC from any future contractual liability to the claimant. MMIC and its reinsurers could only become liable for ultimate settlement of those claims which have not been assigned. At December 31, 1997 and 1996, respectively, non-assigned structured settlements guaranteed $12,299,000 and $5,926,000 of payments under annuity contracts for which MMIC and its reinsurers paid $4,726,000

          Midwest Medical Insurance Holding Company and Subsidiaries

8.   OTHER COMMITMENTS (CONTINUED)

and $3,208,000. In the event that the insurance company issuing the annuity was unable to meet its obligation under the terms provided, MMIC would be liable for the ultimate settlement.

9. BENEFIT PLANS

The Company has a non-contributory defined contribution pension plan covering substantially all employees. Contributions to the plan are based upon each covered employee's salary. The Company also sponsors a 401(k) plan covering substantially all employees and provides a fifty percent match on employee contributions subject to certain limitations. Total contributions charged to expense for the years ended December 31, 1997, 1996 and 1995 were $393,000, $371,000 and $294,000, respectively.

The Company provides an unfunded Supplemental Executive Retirement Plan
(SERP) which is a non-qualified, defined benefit retirement plan covering certain Company officers. Benefits are based upon years of service and compensation. Although the plan is technically unfunded, the Company has purchased life insurance contracts for each officer, the cash value of which is designed to coordinate with the projected benefit payments under the SERP. The cash value of these contracts is included in other assets. The net periodic pension cost for this plan was $363,000, $323,000 and $292,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The liability recognized in the consolidated balance sheets at December 31, 1997 and 1996 related to this plan was $2,192,000 and $1,909,000, respectively.

The Company also provides medical benefits to retirees through a defined benefit post-retirement plan which covers substantially all employees. The net periodic post-retirement benefit cost for the years ended December 31, 1997, 1996 and 1995 was $27,000, $30,000 and $25,000, respectively. As of
December 31, 1997 and 1996, the net post-retirement benefit plan asset (liability) recognized in the consolidated balance sheets was $4,000 and $12,000, respectively. The plan is funded through contributions to mutual funds.

          Midwest Medical Insurance Holding Company and Subsidiaries

10.  RECONCILIATION WITH STATUTORY ACCOUNTING PRINCIPLES

The following is a reconciliation of net income and shareholders' equity under generally accepted accounting principles with that reported for MMIC on a statutory basis (in thousands):

                                  Net Income


                                                      YEAR ENDED DECEMBER 31
                                                     1997      1996      1995
                                                  ----------------------------
As reported under generally accepted
  accounting principles                           $ 9,300    $ 7,481    $1,725
MMIHC (income) loss                                  (270)    (1,070)      387
MMIHC Services, Inc. (income)                          (2)         -         -
                                                  ----------------------------
On the basis of generally accepted
  accounting principles, MMIC only                  9,028      6,411     2,112
Additions (deductions):
  Deferred income taxes                             1,525        445       442
  Other                                                 -        123      (215)
                                                  ----------------------------
On the basis of statutory accounting
  principles                                      $10,553    $ 6,979    $2,339
                                                  ----------------------------
                                                  ----------------------------

                              Shareholders' Equity


                                                            DECEMBER 31
                                                     1997      1996      1995
                                                  ----------------------------
As reported under generally accepted
  accounting principles                           $126,290  $111,278  $103,292

Additions (deductions):
Deferred income taxes                                4,158      (590)   (2,015)
  Unrealized (gain) loss on fixed maturities        (1,385)   (3,580)   (8,269)
  Pro forma equity distributed to MMIHC
    in connection with pooling                           -         -       327
  Other                                                 (3)      (41)      (14)
                                                  ----------------------------
On the basis of statutory accounting principles   $129,060  $107,067  $ 93,321
                                                  ----------------------------
                                                  ----------------------------


          Midwest Medical Insurance Holding Company and Subsidiaries

10.  RECONCILIATION WITH STATUTORY ACCOUNTING PRINCIPLES (CONTINUED)

The equity of MMIHC, exclusive of the carrying value of its investment in MMIC, is subject to redemption and therefore reported outside of shareholders' equity under the caption redeemable stock. As a result, consolidated other shareholders' equity as reported on the balance sheets represents equity of MMIC only under generally accepted accounting principles.

Under Minnesota insurance statutes, MMIC is required to maintain statutory surplus in excess of ten times its per occurrence reinsurance retention limit. The minimum level is $7,500,000 for 1997 and 1996.

11.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for share and per share amounts):


                                                    1997      1996     1995
                                                  ---------------------------
Numerator for basic and dilutive earnings
  per share available to common shareholders       $9,300    $7,481    $1,725
                                                  ---------------------------
                                                  ---------------------------

Denominator:
  Denominator for basic earnings per
    share--weighted average shares                119,554   116,071   114,386

  Effect of dilutive securities:
    Unvested shares                                12,873    12,188    11,150
                                                  ---------------------------
Denominator for dilutive earnings per
  share--adjusted weighted-average shares
  and assumed conversions                         132,427   128,259   125,536
                                                  ---------------------------
                                                  ---------------------------

Basic earnings per share                           $77.79    $64.45    $15.08
                                                  ---------------------------
                                                  ---------------------------

Diluted earnings per share                         $70.23    $58.33    $13.74
                                                  ---------------------------
                                                  ---------------------------


          Midwest Medical Insurance Holding Company and Subsidiaries

12. NET REDEMPTION VALUE

The net redemption value per share of the Class A common shares was as follows:


                                                CLASS A         NET REDEMPTION
                              MMIHC          COMMON SHARES        VALUE PER
                           NET EQUITY         OUTSTANDING           SHARE
                           ---------------------------------------------------
                             (000S)
December 31, 1993            $7,605             115,230*            $66.00
                           ----------                             ----------
                           ----------                             ----------

December 31, 1994            $7,712             116,855*            $66.00
                           ----------                             ----------
                           ----------                             ----------

December 31, 1995            $6,975             116,251*            $60.00
                           ----------                             ----------
                           ----------                             ----------

December 31, 1996            $7,604             118,209             $64.33
                           ----------                             ----------
                           ----------                             ----------

December 31, 1997            $7,477             121,322             $61.63
                           ----------                             ----------
                           ----------                             ----------


* Includes pro forma shares related to merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The names and ages of the directors of MMIHC and MMIC, the year each first became a director, and the number of Class A Common Shares owned by each as of December 31, 1997, are as follows:


                                                                                   CLASS A
                                                                                   COMMON
                                      DIRECTOR             PRINCIPAL               SHARES
      NAME                      AGE    SINCE              OCCUPATION                OWNED
--------------------------------------------------------------------------------------------
Michael Abrams                  36      1996      Exec V.P. Iowa Medical Society     -
John R. Balfanz, M.D.           52      1995      Physician                          14
Gail P. Bender                  50      1996      Physician                          22
James R. Bishop, M.D.           56      1994      Physician                          -
David P. Bounk                  51      1995      President and CEO                  -
E. Duane Engstrom, M.D.
  Secretary                     66      1986      Family Physician                   34
Roger L. Frerichs, M.D.         58      1988      Surgeon                            84
Richard Geier, Jr., M.D.        57      1995      Physician                          20
Anthony C. Jaspers, M.D.        50      1996      Physician                          49
Russel J. Kuzel, M.D.           45      1997      Physician                          24
Wayne F. Leebaw, M.D.           54      1994      Physician                          23
Steven A. McCue, M.D.           56      1995      Physician                         120
William J. McMillan, Jr. M.D.   50      1997      Physician                          66
Harold W. Miller, M.D.          50      1996      Physician                          26
Anton S. Nesse, M.D.            59      1989      Radiologist                        53
Mark D. Odlund, M.D.            45      1996      Physician                          81
G. William Orr, M.D.            62      1996      Physician                          52
Norman Rinderknecht, M.D.       63      1993      Physician                          93
Paul S. Sanders, M.D.           53      1984      CEO-MN Medical Assoc.              -
Richard D. Schmidt, M.D.        54      1990      Physician                         145
Andrew J. K. Smith, M.D.
  Chairman of Board             55      1990      Neurological Surgeon              192
G. David Spoelhof, M.D.         44      1989      Physician                          46
Tom D. Throckmorton, M.D.       52      1997      Physician                          68
R. Bruce Trimble, M.D.
  Vice Chair of Board           57      1993      Physician                          22


The Bylaws of MMIHC provide that MMIHC's Board of Directors shall include the following: (1) up to 20 physicians divided into three classes and elected for staggered three-year terms; (2) for as long as the Class B Common Share is outstanding, the Chief Executive Officer of the MMA and the Executive Vice President of the IMS, both of

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         (CONTINUED)

whom shall be ex-officio directors; (3) the President of MMIHC as an ex-officio director; and (4) such additional ex-officio and advisory members as the Board of Directors may determine. At least two-thirds of the voting members of the Board of Directors must be physician directors. All physician directors must be members of a state medical association and insured by MMIC. The MMA, which has the exclusive right to elect directors, has agreed to elect the directors nominated by a committee of the Board of Directors.

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

As of December 31, 1997, the directors of MMIHC, as a group, owned 1,234 Class A Common Shares or 1.0 percent of the total Class A Common Shares outstanding as of such date. No executive officer owned any Class A Common Shares as of such date.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         (CONTINUED)

committee chairmen are paid $600 for each meeting of the standing committee they chair. Other members of standing committees currently are paid between $300 and $500, depending upon distance traveled, for each committee meeting they attend.

EXECUTIVE OFFICERS

The names, ages and positions of the executive officers of MMIHC and MMIC are as follows:


                                                           PERIOD OF
                                  POSITION                SERVICE AS            PRINCIPAL
      NAME           AGE        WITH COMPANY              AN OFFICER           OCCUPATION
----------------------------------------------------------------------------------------------------
David P. Bounk        51   President and                  8/1/90 to date     President and
                           Chief Executive                                   Chief Executive
                           Officer                                           Officer

Merlin R. Bretzman    63   Vice President-                 1986 to date      Vice President-
                           Finance and Treasurer                             Finance and Treasurer

Jack L. Kleven        51   Vice President-Claims           1986 to date      Vice President-
                                                                             Claims

Elizabeth S. Lincoln  44   Vice President-                 1990 to date      Vice President-
                           Risk Management                                   Risk Management

Michael Rutz          44   Vice President-                 5/15/95 to date   Vice President
                           Underwriting                                      -Underwriting


Mr. Bounk has over 29 years experience in the insurance industry and joined MMIHC and MMIC as President and Chief Executive Officer in August 1990. From July 1982 through July 1990, he was Executive Vice President and Chief Operating Officer of Missouri Medical Insurance Company, a corporation providing malpractice insurance to physicians in Missouri. Mr. Bounk has an MBA degree in finance.

Mr. Bounk has an employment agreement which renews annually for successive calendar-year terms unless it is terminated by either party at least 60 days prior to any renewal date. The agreement provides that Mr. Bounk's base salary will be adjusted annually by the Executive Committee. If the agreement is terminated by MMIHC for cause or by Mr. Bounk voluntarily, he is entitled to receive his base salary for 30 days thereafter. If the agreement is terminated by MMIHC without cause, Mr. Bounk is entitled to receive his base salary for six months thereafter, plus one additional month for each year of service, subject to a maximum of 12 additional months, and then only until he

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         (CONTINUED)

commences new employment or self-employment. The agreement also prohibits Mr. Bounk from competing with MMIHC for one year following his termination of employment.

Effective January 1, 1997, the Company entered into termination agreements with the executive officers. These agreements provide a severance package to these executives in the event of termination of employment without cause.

Mr. Bretzman has over 40 years experience in the insurance industry, including 23 years with Blue Cross/Blue Shield of Minnesota prior to joining the Exchange (MMIC's predecessor) in 1983. He has been in his current position since March 1986. He has a BA degree in accounting.

Mr. Kleven has over 25 years experience in medical malpractice claims adjusting and management. He joined the Exchange in 1983, and has held his current position since March 1986. Prior to joining the Exchange, he was a liability manager at The St. Paul Companies for six years. He has a BS degree in business.

Ms. Lincoln has over 15 years experience in medical professional liability risk management. She joined the Exchange in 1982, and has held her current position since January 1990. She has a law degree.

Mr. Rutz has over 19 years experience in the insurance industry, including 10 years in medical malpractice. From June 1986 through April 1994, he was Senior Regional Underwriting Manager with St. Paul Fire and Marine Insurance Company. From May 1994 through April 1995, he was Vice President with Alexander and Alexander, insurance brokers. He joined the Company in May 1995 as Vice President-Underwriting. He has a BS degree in resource management.

Officers serve until their successors are appointed by the Board of Directors, or until their prior resignation, removal or death.

BENEFICIAL OWNERSHIP REPORTING

Section 16 of the Securities Exchange Act of 1934 requires officers and directors of reporting companies to file reports disclosing ownership of, and transactions in, securities of the Company. During 1997, required forms were not filed for the new directors. This failure was cured by filings made after the end of the year.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes compensation paid by MMIHC to its five most highly compensated executive officers for services rendered in all capacities during the last three years.


                                                         CASH COMPENSATION
NAME OF INDIVIDUAL        CAPACITIES IN                  -----------------       ALL OTHER
OR NUMBER IN GROUP         WHICH SERVED                  SALARY      BONUS    COMPENSATION(a)
-----------------------------------------------------------------------------------------------
David P. Bounk        President and Chief      1997     $187,088    $56,126       $20,963
                      Executive Officer        1996      170,080     51,024        17,687
                                               1995      162,760     47,200        22,620

Merlin R. Bretzman    Vice President-Finance   1997      150,500     45,168        19,264
                      and Treasurer            1996      133,240     39,972        18,478
                                               1995      127,500     36,975        19,899

Jack L. Kleven        Vice President-Claims    1997      145,840     43,752        17,193
                                               1996      132,420     39,796        17,384
                                               1995      126,720     36,749        18,512

Elizabeth S. Lincoln  Vice President-Risk      1997      102,871     30,861        13,286
                      Management               1996       97,020     29,106        14,319
                                               1995       88,690     25,720        13,677

Michael G. Rutz       Vice President-          1997      114,110     34,233        14,113
                      Underwriting             1996      108,680     32,604        14,980
                                               1995       65,000      7,250         8,658


(a) Includes employer contributions to qualified retirement plans and the term and cash surrender value of supplemental life insurance premiums.

MMIHC also maintains a Supplemental Executive Retirement Plan ("SERP") which provides an annual retirement benefit for an executive officer who retires at age 65 with 10 years of service of 70% of the officer's final average salary. Benefits are reduced for years of service less than 10 and retirement prior to age 65. The annual benefit payable under the SERP is reduced by 50% of the officer's primary Social Security benefit and by the annual benefit (expressed in the form of an annuity) of the officer's accrued benefits under MMIHC's current money purchase pension plan and a predecessor plan. The estimated annual benefits payable upon retirement at normal retirement age for the executive officers in the Summary Compensation table are as follows:
Mr. Bounk--$149,800; Mr. Bretzman--$90,900; Mr. Kleven--$101,100; Ms.
Lincoln--$58,700; and

Mr. Rutz--$92,600. The estimated annual retirement benefits were calculated assuming salary increases of six percent per year, discounted four percent per year for future inflation to express the estimated benefits in today's dollars.

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

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

(a)(1) The following consolidated financial statements of Midwest Medical Insurance Holding Company, Inc. for the year ended December 31, 1996 are included in this annual report (Form 10-K) in Item 8:

          Report of Independent Auditors
          Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for the years ended December 31,
            1997, 1996 and 1995
          Consolidated Statements of Changes in Other Shareholders' Equity
            for the years ended December 31, 1997, 1996 and 1995 Consolidated Statements of Cash Flows for the years ended December
            31, 1997, 1996 and 1995
          Notes to Consolidated Financial Statements

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

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Midwest Medical Insurance Holding Company
                               -----------------------------------------------
                                              (Registrant)


                          By:  /s/ David P. Bounk             March 20, 1998
                               ---------------------------  ------------------
                               David P. Bounk                      Date
                               President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ David P. Bounk          Principal Executive Officer          March 20, 1998
---------------------------
David P. Bounk


/s/ Merlin R. Bretzman      Principal Financial Officer and      March 20, 1998
---------------------------  Principal Accounting Officer
Merlin R. Bretzman


*                           Director, Chairman of the Board      March 20, 1998
---------------------------
Andrew J.K. Smith, M.D.


*                           Director                             March 20, 1998
---------------------------
Michael Abrams, M.D.


*                           Director                             March 20, 1998
---------------------------
John R. Balfanz, M.D.


*                           Director                             March 20, 1998
---------------------------
Gail P. Bender, M.D.

*                           Director                             March 20, 1998
---------------------------
James R. Bishop, M.D.


*                           Director, Secretary                  March 20, 1998
---------------------------
E. Duane Engstrom, M.D.


*                           Director                             March 20, 1998
---------------------------
Roger L. Frerichs, M.D.


*                           Director                             March 20, 1998
---------------------------
Richard Geier, Jr., M.D.


*                           Director                             March 20, 1998
---------------------------
Anthony C. Jaspers, M.D.


                            Director                             March 20, 1998
---------------------------
Russel J. Kuzel, M.D.


*                           Director                             March 20, 1998
---------------------------
Wayne F. Leebaw, M.D.


*                           Director                             March 20, 1998
---------------------------
Steven A. McCue, M.D.


*                           Director                             March 20, 1998
---------------------------
William J. McMillan, Jr. M.D.


*                           Director                             March 20, 1998
---------------------------
Harold W. Miller, M.D.


                            Director                             March 20, 1998
---------------------------
Anton S. Nesse, M.D.

                            Director                             March 20, 1998
---------------------------
Mark D. Odlund, M.D.


                            Director                             March 20, 1998
---------------------------
G. William Orr, M.D.


*                           Director                             March 20, 1998
---------------------------
Norman Rinderknecht, M.D.


*                           Director                             March 20, 1998
---------------------------
Paul S. Sanders, M.D.


*                           Director                             March 20, 1998
---------------------------
Richard D. Schmidt, M.D.


*                           Director                             March 20, 1998
---------------------------
Mark B. Siegel, M.D.


*                           Director                             March 20, 1998
---------------------------
G. David Spoelhof, M.D.


*                           Director                             March 20, 1998
---------------------------
Tom D. Throckmorton, M.D.


*                           Director, Vice Chairman              March 20, 1998
---------------------------
R. Bruce Trimble, M.D.

* By: /s/ David P Bounk                                         March 20, 1998
--------------------------------------
      David P. Bounk pursuant to
      power of attorney

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

           Midwest Medical Insurance Holding Company and Subsidiaries
                                (Parent Company)

           Schedule II--Condensed Financial Information of Registrant

                                 Balance Sheets


                                                           DECEMBER 31
                                                      1997            1996
                                                    -----------------------
                                                        (IN THOUSANDS)
ASSETS
Fixed maturities                                    $  1,308       $  1,032
Short-term investments                                 2,730          4,183
Investment in subsidiary                             126,290        111,278
Accrued investment income                                 40             45
Dividend receivable                                        -              -
Other                                                  6,881          5,399
                                                    -----------------------
Total assets                                        $137,249       $121,937
                                                    -----------------------
                                                    -----------------------

LIABILITIES, REDEEMABLE STOCK AND
  OTHER SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable                                    $    111        $    22
Accrued expenses and other liabilities                 3,371          3,033
                                                    -----------------------
                                                       3,482          3,055
REDEEMABLE STOCK
Class A Common Stock                                   7,476          7,603
Class B Common Stock                                       1              1
                                                    -----------------------
                                                       7,477          7,604
OTHER SHAREHOLDERS' EQUITY
Additional paid-in capital                            12,789         12,789
Retained earnings, comprised of undistributed
  earnings of subsidiary                              93,643         84,615
Unrealized appreciation on investments,
  net of income taxes                                 19,858         13,874
                                                    -----------------------
                                                     126,290        111,278
                                                    -----------------------
                                                    $137,249       $121,937
                                                    -----------------------
                                                    -----------------------


SEE ACCOMPANYING NOTE.

           Midwest Medical Insurance Holding Company and Subsidiaries
                                 (Parent Company)

      Schedule II--Condensed Financial Information of Registrant (continued)

                               Statements of Income


                                                      YEAR ENDED DECEMBER 31
                                                     1997       1996     1995
                                                   ---------------------------
                                                           (IN THOUSANDS)
REVENUES
Management fee from subsidiary                     $9,901    $8,706    $5,405
Investment income                                      64       726       704
Other income (loss)                                     2         4        17
                                                   ---------------------------
                                                    9,967     9,436     6,126
EXPENSES
Operating and administrative                        9,535     8,357     6,783
                                                   ---------------------------
Income (loss) before income taxes and
other items                                           432     1,079      (657)
Income tax expense (benefit)                          162         9      (270)
                                                   ---------------------------
Income (loss) before equity in
  undistributed income of subsidiary                  270     1,070      (387)
Equity in undistributed income of subsidiary        9,030     6,411     2,112
                                                   ---------------------------
Net income                                         $9,300    $7,481    $1,725
                                                   ---------------------------
                                                   ---------------------------


SEE ACCOMPANYING NOTE.

           Midwest Medical Insurance Holding Company and Subsidiaries
                                (Parent Company)

     Schedule II--Condensed Financial Information of Registrant (continued)

                            Statements of Cash Flows


                                                      YEAR ENDED DECEMBER 31
                                                     1997      1996      1995
                                                  ----------------------------
                                                          (IN THOUSANDS)
Net cash (used in) provided by
  operating activities                            $  (527)  $  (877)   $1,184

INVESTING ACTIVITIES
Purchase of fixed maturities                      (38,979)  (20,469)     (670)
Sales of fixed maturities                          38,701    20,289     1,833
Calls and maturities of fixed maturities                -         -       240
Sales (purchases) of short-term
  investments, net                                  1,453     1,338    (1,758)

FINANCING ACTIVITIES
Redemption of Class A Common Stock                   (648)     (608)     (829)
Dividend from MMIC in connection with merger            -       327         -
                                                  ----------------------------

Increase in cash                                        -         -         -
Cash at beginning of year                               -         -         -
                                                  ----------------------------
Cash at end of year                               $     -   $     -    $    -
                                                  ----------------------------
                                                  ----------------------------


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

See Note 2 to the consolidated financial statements of Midwest Medical Insurance Holding Company and Subsidiaries for a description of the redeemable stock.

           Midwest Medical Insurance Holding Company and Subsidiaries

                            Schedule IV--Reinsurance


          COL. A                           COL. B         COL. C       COL. D        COL. E       COL. F
---------------------------------------------------------------------------------------------------------
                                                                                               PERCENTAGE
                                                         CEDED TO     ASSUMED                   OF AMOUNT
                                            GROSS         OTHER      FROM OTHER        NET     ASSUMED TO
                                           AMOUNT       COMPANIES     COMPANIES      AMOUNT        NET
---------------------------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
Year ended December 31, 1997:
  Insurance premiums:
    Property/casualty insurance            $37,390        $3,595           -         $33,795       N/A

Year ended December 31, 1996:
  Insurance premiums:
    Property/casualty insurance             34,875         2,829           -          32,046       N/A

Year ended December 31, 1995:
  Insurance premiums:
    Property/casualty insurance             37,342         7,544           -          29,798       N/A


NOTE TO SCHEDULE IV:

Ceded premiums for the years ended December 31, 1997, 1996 and 1995 are net of reductions (additions) in ceded premiums related to swing rated reinsurance treaties of $(3,688,000), $748,000 and $(260,000), respectively. Ceded premiums in 1996 are also net of proceeds from commutations of reinsurance covering the period January 1, 1987 through December 31, 1990 of $2,194,000.

           Midwest Medical Insurance Holding Company and Subsidiaries

               Schedule VI--Supplemental Information Concerning
                     Property/Casualty Insurance Operations


                                                DECEMBER 31
                         ----------------------------------------------------------
         COL. A             COL. B        COL. C         COL. D          COL. E
-----------------------------------------------------------------------------------

                                        RESERVES FOR
                         DEFERRED      UNPAID LOSSES    DISCOUNT,
     AFFILIATION          POLICY          AND LOSS       IF ANY,
        WITH            ACQUISITION      ADJUSTMENT    DEDUCTED IN       UNEARNED
      REGISTRANT           COSTS          EXPENSES      COLUMN C         PREMIUMS
-----------------------------------------------------------------------------------
                                            (IN THOUSANDS)
Consolidated property/
casualty entities

         1997              N/A           $107,806         N/A             $6,072

         1996              N/A            110,037         N/A              6,860

         1995              N/A            120,264         N/A              7,033



                                                              YEAR ENDED DECEMBER 31
                           -----------------------------------------------------------------------------------------------------
         COL. A               COL. F        COL. G                 COL. H                COL. I         COL. J        COL. K
--------------------------------------------------------------------------------------------------------------------------------
                                                               LOSSES AND LOSS
                                                             ADJUSTMENT EXPENSES
                                                             INCURRED RELATED TO      AMORTIZATION       PAID
                                                             -------------------      OF DEFERRED       LOSSES
       AFFILIATION                           NET              (1)            (2)         POLICY        AND LOSS
          WITH                EARNED      INVESTMENT        CURRENT         PRIOR     ACQUISITION     ADJUSTMENT      PREMIUMS
       REGISTRANT            PREMIUMS       INCOME           YEAR            YEAR         COSTS         EXPENSES       WRITTEN
--------------------------------------------------------------------------------------------------------------------------------
                                                                      (IN THOUSANDS)
Consolidated property/
casualty entities

         1997                $33,795        $11,509         $40,186       $(8,352)         N/A          $32,782        $36,601

         1996                 32,046         12,061          41,101        (8,844)         N/A           38,339         32,036

         1995                 29,798         12,278          39,847        (2,287)         N/A           29,363         35,519


                            ANNUAL REPORT ON FORM 10-K

                             ITEM 14(a)(3) AND 14(c)
                                     EXHIBITS

                     Midwest Medical Insurance Holding Company

                                 Index to Exhibits


                                                                  REGULATION
                                                                     S-K
                                                                 EXHIBIT TABLE   SEQUENTIAL
                    ITEM                                           REFERENCE      PAGE NO.
-------------------------------------------------------------------------------------------
Restated Articles of Incorporation of the registrant
  (Form S-4, Exhibit 3C).                                           3A.(1)

Bylaws of the registrant (Form S-4, Exhibit 3D).                    3B.(1)

Voting Trust Agreement.                                              9.(1)

Governance Agreement between the registrant and the
  Minnesota Medical Association, holder of the registrant's
  Class B Common Share, dated November 30, 1988.                   10A.(1)

Lease for office space between the registrant and Lexington
  Property Fund, L.P. Limited Partnership, dated March 26, 1991.   10B.(1)

Management Agreement between the registrant and
  Midwest Medical Insurance Company, dated
  November 30, 1988, as amended January 1, 1990,
  January 1, 1991, and January 1, 1996.                            10C.(4)

Agency Agreement with Vaaler Insurance, Inc. pursuant
  to which Vaaler acts as agent of the registrant in
  North Dakota, dated April 21, 1989.                              10D.(1)

Agreement of Reinsurance between Midwest Medical
  Insurance Company and General Reinsurance
  Corporation, dated March 3, 1992.                                10F.(1)

Letter of Employment Agreement between the registrant
  and David P. Bounk, President and Chief Executive
  Officer of the registrant and Midwest Medical Insurance
  Company, dated January 1, 1993.                                  10G.(2)



                                                                  REGULATION
                                                                     S-K
                                                                 EXHIBIT TABLE   SEQUENTIAL
                    ITEM                                           REFERENCE      PAGE NO.
-------------------------------------------------------------------------------------------
Executive Bonus Plan of the registrant.                            10H.(1)

Supplemental Executive Retirement Plan of the registrant.          10I.(1)

Reinsurance Agreement pursuant to which commutation for
  the period October 1, 1986 to December 31, 1987 occurred.        10J.(1)

Financial (catastrophic) reinsurance agreement in effect
  during 1990 and 1991 policy periods.                             10K.(1)

Plan and Agreement of Merger, without exhibits.                    10L.(1)

Agency Agreement with IMS Services pursuant to which
  IMS Services acts as agent of the registrant in Iowa,
  dated July 1, 1993                                               10M.(3)

Subsidiaries of the registrant.                                     22.(1)

Powers of Attorney.                                                 24.(5)


---------------------------

(1) Filed with the Company's Registration Statement on Form S-4, as amended, SEC File No. 33-55062 and incorporated herein by reference.

(2) Filed with the Company's Registration Statement Form S-1 SEC File No. 33-70182 and incorporated herein by reference.

(3)  Filed with 1993 Annual Report on Form 10-K.

(4)  Filed with 1996 Annual Report on Form 10-K.

(5)  Filed with this Annual Report on Form 10-K.