Form 10-Q
period 1998-03-31
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 1998-05-14
CIK 894353

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                                     FORM 10-Q

                                     (Mark One)


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1998.
                               or
     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition Period From ________________to____________

Commission file number 0-21230

                  MIDWEST MEDICAL INSURANCE HOLDING COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         MINNESOTA                                               41-1625287
-------------------------------                              -------------------
(State or other jurisdiction                                 (I.R.S. Employer of
incorporation or organization)                               Identification No.)

6600 France Ave., So., Suite 245
MINNEAPOLIS, MINNESOTA                                            55435-1891
----------------------------------------                     -------------------
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

The number of shares outstanding of the issuer's classes of common stock, as of March 31, 1998:

Class A Common Stock $.01 Par Value 121,603 shares

Class B Common Stock $1,000 Par Value-1 share

                                    INDEX

                  Midwest Medical Insurance Holding Company


     PART  I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets-March 31, 1998 and December 31, 1997

          Condensed consolidated statements of income-Three months ended March 31, 1998 and 1997.

          Condensed consolidated statements of cash flows-Three months ended March 31, 1998 and 1997

          Notes to condensed consolidated financial statements - March 31, 1998

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K



     Signatures

Part I.  Financial Information
         Item 1.  - Financial Statements

         MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                     Condensed Consolidated Balance Sheet
                            (Dollars in thousands)

                                                           March 31    December 31
                                                             1998          1997
                                                         -----------   -----------
ASSETS                                                   (Unaudited)      (Note)
   Fixed maturity investments at fair value
     (Amortized cost: 1998 $156,819;
     1997 $170,590)                                      $157,508      $171,975
   Equity securities at fair value (cost:
     1998 $36,263; 1997 $20,595)                           71,662        49,759
   Short-term investments                                   9,156        13,909
   Other investments                                       10,000        10,000
                                                         --------      --------
                                                          248,326       245,643

   Cash                                                      (971)        2,378
   Uncollected premiums - Note C                           26,164           534
   Ceded unearned premium                                   4,146             -
   Accrued investment income                                1,653         2,341
   Reinsurance recoverable                                 18,790        19,117
   Other assets                                             6,625         5,502
                                                         --------      --------

                                                         $304,733      $275,515
                                                         --------      --------
                                                         --------      --------

LIABILITIES, REDEEMABLE STOCK AND OTHER
   SHAREHOLDERS' EQUITY

LIABILITIES
   Unpaid losses and loss adjust. expenses               $108,295      $107,806
   Unearned premiums - Note C                              37,546         6,072
   Amounts due reinsurers                                   6,102         2,984
   Retrospective premiums                                   1,832         9,905
   Deferred income tax                                      5,531         3,592
   Other liabilities                                        5,286        11,389
                                                         --------      --------
                                                          164,592       141,748
                                                         --------      --------
REDEEMABLE STOCK
   Class A Common Stock                                     7,094         7,476
   Class B Common Stock                                         1             1
                                                         --------      --------
                                                            7,095         7,477
                                                         --------      --------
OTHER SHAREHOLDERS' EQUITY                                133,046       126,290
                                                         --------      --------
                                                         $304,733      $275,515
                                                         --------      --------
                                                         --------      --------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

          MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                 Condensed Consolidated Statements of Income
              (Dollars in thousands, except per share dollars)
                                 (Unaudited)

                                                            Three  Months Ended
                                                                  March 31
                                                          ----------------------
                                                             1998          1997
                                                             ----          ----
Revenues:

  Net premiums earned                                     $10,569      $  8,364
  Net investment income                                     3,168         2,992
  Realized capital gains(losses)                            3,064          (196)
  Other                                                       113             -
                                                          -------      --------
                                                           16,914        11,160

Losses and expenses

  Losses and loss adj. exp.                                 9,382         8,393
  Other underwriting expenses                               3,067         1,576
                                                          -------      --------
                                                           12,449         9,969
                                                          -------      --------
  Income before income taxes                                4,465         1,191

  Income taxes - Note B                                     1,563           452
                                                          -------      --------
  Net income                                              $ 2,902      $    739
                                                          -------      --------
                                                          -------      --------


  Income per common share                                 $ 24.01      $   6.24
                                                          -------      --------
                                                          -------      --------

  Income per common share -
    assuming dilution                                     $ 21.68      $   5.64
                                                          -------      --------
                                                          -------      --------

See notes to condensed consolidated financial statements.

          MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

               Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                 (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                        ------------------------
                                                           1998          1997
                                                           ----          ----
NET CASH PROVIDED BY OPERATING ACTIVITIES               $  (9,297)    $  (2,935)
                                                        ----------    ----------
INVESTING ACTIVITIES
  Purchases of fixed maturity investments and equity
      Securities                                         (176,645)      (28,053)
  Sales of fixed maturity investments and equity
      Securities                                          177,972        27,510
  Maturities of fixed maturity investments                      -           300
  Sales of short-term investments, net                      4,753         2,276
                                                        ----------    ----------
                                                            6,080         2,033
                                                        ----------    ----------
FINANCING ACTIVITIES
  Redemption of Class A Common Stock                         (132)          (17)
                                                        ----------    ----------

INCREASE (DECREASE) IN CASH                                (3,349)         (919)
Cash at beginning of year                                   2,378          (895)
                                                        ----------    ----------
                     CASH AT MARCH 31                     $  (971)    $  (1,814)
                                                        ----------    ----------
                                                        ----------    ----------


See notes to condensed consolidated financial statements.

             MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

March 31, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1997.

NOTE B--INCOME TAXES

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The annual effective tax rate for the three months ended March 31, 1998 and 1997 is approximately 35% and 38% respectively, and are due primarily to the effects of tax-exempt income and state income taxes, net of federal tax benefit.

NOTE C--UNEARNED PREMIUM and UNCOLLECTED PREMIUM

The majority of the Company's insurance policies expire at December 31 and renew on January 1 of each year. The majority of the unearned premium amount at March 31, 1998 represents nine months of unearned premium for every active policy renewed or newly written from January 1, 1998 through March 31, 1998. Since most active policies expired on December 31, 1997, there was no unearned premium at that date for those expired policies.

Of the total unearned premium balance $6,072,000 at December 31, 1997, the majority $5,909,000, is a reserve for the issuance of free reporting endorsements for policyholders at death, disability or retirement. That same amount is also included in the unearned premium balance at March 31, 1998.

The increase in uncollected premium from December 31, 1997 to March 31, 1998, $25,630,000, is due to the renewal of most active policies on January 1. The full years premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly. The majority of each years' premium is collected during the year with a small uncollected balance remaining at year end.

Item 2. -
Management's Discussion and Analysis of Financial Condition and
Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

The majority of the Company's assets, 80%, continue to be invested in bonds, stocks and short-term instruments. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments in debt and equity securities are classified as available for sale and therefore carried at fair value with unrealized gains and losses, net of applicable taxes, reflected as a separate component of equity.

The investment portfolio was re-allocated in early January with $15,000,000 of long-term bonds transferred into international equities. This is in conjunction with investment guideline goals to maximize total return. No additional changes to the portfolio are anticipated during 1998.

The retrospective premium liabilities of $1,832,000 at March 31, 1998 represents amounts due to Iowa policyholders under terms of the Midwest Medical Insurance Company/Iowa Physicians Mutual Insurance Trust (MMIC/IPMIT) July 1, 1993 merger agreement. That agreement provides if financial results for years prior to 1993 are more favorable than expected, the favorable development must be returned to former IPMIT policyholders who were insured by IPMIT on December 31, 1992 and who renew their coverage with MMIC. The $9,905,000 retrospective premium liability at December 31, 1997 included $4,905,000 for those former IPMIT policyholders and $5,000,000 liability to Minnesota policyholders under a retrospective premium rating plan. In March of 1998 both the $5,000,000 Minnesota retrospective premium liability and $3,100,000 of the Iowa merger agreement liability was paid to policyholders.

Cash flow from operations was negative during the first quarter of both 1998 and 1997, $9,297,000 and $2,935,000 respectively. The primary reason for the negative cash flows was the payment, in March of both years, of the retrospective premium credit to Minnesota policyholders and the premium credit to Iowa policyholders under terms of the MMIC/IPMIT merger agreement. These payments totaled $8,100,000 in 1998 and $7,103,000 in 1997. The primary difference between 1998 and 1997 was losses paid, net of reinsurance. The timing of loss payments is purely arbitrary and management does not foresee any significant increases in paid losses over the near term future.

Net income for the first quarter of 1998 and 1997 was $2,902,000 and $939,000 respectively. These amounts were added to the Company's retained earnings.

Total equity consisting of redeemable stock and other shareholder's equity, increased by $6,374,000 during the first quarter of 1998. Net income of $2,902,000 added to equity was supplemented by an increase in the fair value of investments, net of deferred taxes, totaling $3,293,000, and Class A stock redemptions of $179,000.

RESULTS OF OPERATIONS

Net earned premiums increased $2,205,000 over the same period of 1997 primarily as a result of new business generated from sales of large account self-insured retention (SIR) policies totaling $1,163,000. Base rate levels, with the exception of a 10% increase in Iowa, remained flat. As a result of a soft reinsurance market and excellent historical loss experience, a new reinsurance contract was negotiated effective January 1, 1998 which reduced reinsurance ceded from $1,800,000 to $1,350,000 for each respective quarter. These savings will continue to be recognized throughout the term of the contract, which expires December 31, 2000.

Capital gains of $3,064,000 were realized during the quarter. As the portfolio is being managed on a total return basis, more capital gains will be realized as opportunities arise. These gains are the major component in the increase in net income over 1997. Management has no estimate for future levels of capital gains realized.

Losses and loss adjusting expense increased over 1997 as a direct result of the increase in net earned premiums. Until an actuarial analysis is completed at year-end 1998, management does not attempt to analyze the effects of calendar year frequency and severity statistics. In lieu of the actuarial analysis, an estimate for losses is backed based on a ratio of net earned premiums that was developed in the rate making process. On a case basis, there are no trends.











Part II.  Other Information

Item 6.   Exhibits

                 None

          Reports on Form 8-K

             No reports on Form 8-K have been filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Midwest Medical Insurance Holding Company
                                      ------------------------------------------
                                                     (Registrant)





Date May 13, 1998                     /s/      David P. Bounk
                                      ------------------------------------------
                                               David P. Bounk
                                               President and Chief
                                               Executive Officer




Date May 13, 1998                     /s/      Niles A. Cole
                                      ------------------------------------------
                                               Niles A. Cole
                                               Vice President and
                                               Principal Financial Officer
                                               and Principal Accounting Officer