Form 10-Q
period 1998-06-30
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 1998-08-13
CIK 894353

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

                                   (Mark One)


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1998.

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                to
                               ---------------   ---------------

Commission file number 0-21230
                      ---------

                 Midwest Medical Insurance Holding Company
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Minnesota                                       41-1625287
------------------------------                      -------------------
(State or other jurisdiction                        (I.R.S. Employer of
incorporation or organization)                      Identification No.)

6600 France Ave., So., Suite 245
Minneapolis, Minnesota                                   55435-1891
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                  612-922-5445
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                 Not applicable
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the issuer's classes of common stock, as of June 30, 1998:

Class A Common Stock $.01 Par Value 123,270 shares

Class B Common Stock $1,000 Par Value-1 share

                                    INDEX

                 Midwest Medical Insurance Holding Company


PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets - June 30, 1998 and December 31, 1997

          Condensed consolidated statements of income - Six months ended June 30, 1998 and 1997; Three months ended June 30, 1998 and 1997

          Condensed consolidated statements of cash flows - Six months ended June 30, 1998 and 1997

          Notes to condensed consolidated financial statements - June 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K


Signatures

Part I.  Financial Information
         Item 1.  - Financial Statements

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                 June 30      December 31
                                                   1998           1997
                                               -----------    -----------
ASSETS                                         (Unaudited)       (Note)

   Fixed maturity investments at fair value
     (Amortized cost: 1998 $159,323;
     1997 $170,590)                               $161,081       $171,975
   Equity securities at fair value (cost:
     1998 $38,323; 1997 $20,595)                    76,400         49,759
   Short-term investments                            6,924         13,909
   Other investments                                10,000         10,000
                                               -----------    -----------
                                                   254,405        245,643

   Cash                                               (148)         2,378
   Uncollected premiums - Note C                    13,823            534
   Ceded unearned premium                            2,701              0
   Accrued investment income                         1,988          2,341
   Reinsurance recoverable                          17,403         19,117
   Other assets                                      7,855          5,502
                                               -----------    -----------
                                                  $298,027       $275,515
                                               -----------    -----------
                                               -----------    -----------

LIABILITIES, REDEEMABLE STOCK AND OTHER
   SHAREHOLDERS' EQUITY

LIABILITIES
   Unpaid losses and loss adjust. expenses        $107,921       $107,806
   Unearned premiums - Note C                       27,080          6,072
   Amounts due reinsurers                            3,805          2,984
   Retrospective premiums                            1,832          9,905
   Deferred income taxes                             7,407          3,592
   Other liabilities                                 6,101         11,389
                                               -----------    -----------
                                                   154,146        141,748
                                               -----------    -----------
REDEEMABLE STOCK
   Class A Common Stock                              6,742          7,476
   Class B Common Stock                                  1              1
                                               -----------    -----------
                                                     6,743          7,477
                                               -----------    -----------
OTHER SHAREHOLDERS' EQUITY                         137,138        126,290
                                               -----------    -----------
                                                  $298,027       $275,515
                                               -----------    -----------
                                               -----------    -----------

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

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                  Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share dollars)
                                  (Unaudited)

                                  Six Months Ended        Three Months Ended
                                      June 30                  June 30
                                 ------------------      -------------------
                                   1998      1997          1998       1997
                                 --------  --------      --------   --------
Revenues:

  Net premiums earned            $ 18,429  $ 17,789      $  7,860    $ 9,425
  Net investment income             5,874     6,031         2,706      3,039
  Realized capital gains(loss)      4,197       (24)        1,133        172
  Other                               223         0           110          0
                                 --------  --------      --------   --------
                                   28,723    23,796        11,809     12,636

Losses and expenses:

  Losses and loss adj. exp.        17,106    17,173         7,724      8,780
  Other underwriting expenses       5,083     2,943         2,016      1,367
                                 --------  --------      --------   --------
                                   22,189    20,116         9,740     10,147
                                 --------  --------      --------   --------
  Income before income taxes        6,534     3,680         2,069      2,489

  Income taxes - Note B             2,286     1,337           723        885
                                 --------  --------      --------   --------
  Net income                     $  4,248  $  2,343      $  1,346    $ 1,604
                                 --------  --------      --------   --------
                                 --------  --------      --------   --------

  Income per common share        $  34.87  $  19.68      $  10.96    $ 13.40
                                 --------  --------      --------   --------
                                 --------  --------      --------   --------

  Income per common share -
    assuming dilution            $  31.42  $  17.77      $   9.86    $ 12.08
                                 --------  --------      --------   --------
                                 --------  --------      --------   --------

See notes to condensed consolidated financial statements.

          MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)

                                                               Six Months Ended
                                                                    June 30
                                                            ----------------------
                                                              1998          1997
                                                            ---------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   $  (8,374)    $ (2,286)
                                                            ---------     --------

INVESTING ACTIVITIES
   Purchases of fixed maturity investments and equity
      securities                                             (271,829)     (43,082)
   Sales of fixed maturity investments and equity
      securities                                              270,993       42,917
   Maturities of fixed maturity investments                         0        2,220
   Sales (purchases) of short-term investments, net             6,985       (5,234)
                                                            ---------     --------
                                                                6,149       (3,199)
                                                            ---------     --------

FINANCING ACTIVITIES
   Redemption of Class A Common Stock                            (301)        (251)
                                                            ---------     --------

INCREASE (DECREASE) IN CASH                                    (2,526)      (1,164)
Cash at beginning of year                                       2,378         (895)
                                                            ---------     --------
                        CASH AT JUNE 30                     $    (148)    $ (2,059)
                                                            ---------     --------
                                                            ---------     --------

See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARY

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1997.

NOTE B--INCOME TAXES

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The annual effective tax rate for the six months ended June 30, 1998 and 1997 is approximately 35% and 36% respectively, and are due primarily to the effects of tax-exempt income and state income taxes, net of federal tax benefit.

NOTE C--UNEARNED PREMIUM and UNCOLLECTED PREMIUM

The majority of the Company's insurance policies expire at December 31 and renew on January 1 of each year. The majority of the unearned premium amount at June 30, 1998 represents six months of unearned premium for every active policy renewed or newly written with an effective date of January 1, 1998. Since most active policies expired on December 31, 1997, there was no unearned premium at that date for those expired policies.

Of the total unearned premium balance $6,072,000 at December 31, 1997, the majority $5,909,000, is a reserve for the issuance of free reporting endorsements for policyholders at death, disability or retirement. That same amount is also included in the unearned premium balance at June 30, 1998.

The increase in uncollected premium from December 31, 1997 to June 30, 1998, $13,823,000, is due to the renewal of most active policies on January 1. The full year's premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly. The majority of each year's premium is collected during the year with a small, uncollected balance remaining at year end.

Item 2. -
Management's Discussion and Analysis of Financial Condition and
Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

The majority of the Company's assets, 85%, continue to be invested in bonds, equities and short-term instruments. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments in debt and equity securities are classified as available for sale and therefore carried at fair value with unrealized gains and losses, net of applicable taxes, reflected as a separate component of equity. Other investments are equity interests in non-traded real estate investment trusts and are recorded at cost which approximates fair value.

The investment portfolio was re-allocated in early January 1998 with $15,000,000 of long-term bonds transferred into international equities. This is in conjunction with investment guideline goals to maximize total return. No additional changes to the portfolio are anticipated during 1998.

The retrospective premium liabilities of $1,832,000 at June 30, 1998 represent amounts due to Iowa policyholders under terms of the Midwest Medical Insurance Company/Iowa Physicians Mutual Insurance Trust (MMIC/IPMIT) July 1, 1993 merger agreement. That agreement provides if financial results for years prior to 1993 are more favorable than expected, the favorable development must be returned to former IPMIT policyholders who were insured by IPMIT on December 31, 1992 and who renew their coverage with MMIC. The $9,905,000 retrospective premium liability at December 31, 1997 included $4,905,000 for those former IPMIT policyholders and $5,000,000 liability to Minnesota policyholders under a retrospective premium rating plan. In March of 1998, the $5,000,000 Minnesota retrospective premium liability and $3,100,000 of the Iowa merger agreement liability were paid to policyholders.

Other liabilities at December 31, 1997 include $5,723,000 of premiums received by the Company in advance of the January 1, 1998 policy effective date. These premiums were then subsequently recognized as written in 1998 and are earned ratably over the policy year. The Company had no advance premium liability at June 30, 1998.

Cash flow from operations was negative during the first six months of both 1998 and 1997, $8,374,000 and $2,286,000 respectively. The primary reason for the negative cash flows was the payment, in March of both years, of the retrospective premium credit to Minnesota policyholders and the premium credit to Iowa policyholders under terms of the MMIC/IPMIT merger agreement. These payments totaled $8,100,000 in 1998 and $7,103,000 in 1997. The negative cash flow is greater for the first six months of 1998 than 1997 due primarily to payments made to reinsurers totaling $2,479,000 to settle or adjust prior years' reinsurance agreements and additional expenses of approximately $962,000 associated with the formation of a non-insurance subsidiary at the beginning of 1998. Expenses for the non-insurance subsidiary grew in the second quarter of 1998 to bring it into operation; expenses for the remainder of 1998 are expected to moderate.

Net income for the first six months of 1998 and 1997 was $4,248,000 and $2,343,000 respectively. These amounts were added to the Company's retained earnings.

Total equity consisting of redeemable stock and other shareholder's equity, increased by $10,114,000 during the first six months of 1998. Increases for net income of $4,248,000 and for appreciation in the fair value of investments, net of deferred taxes, of $6,036,000, were offset by Class A stock redemptions in excess of Class A stock issuances of $170,000.

RESULTS OF OPERATIONS

Net earned premiums increased $640,000 over the same period of 1997 primarily as a result of new business generated from sales of large account self-insured retention (SIR) policies totaling $1,163,000. Base rate levels, with the exception of a 10% increase in Iowa, remained flat. As a result of a soft reinsurance market and excellent historical loss experience, a new reinsurance contract was negotiated effective January 1, 1998 which reduced reinsurance ceded from $1,800,000 to $1,350,000 for each respective quarter. These savings will continue to be recognized throughout the term of the contract, which expires December 31, 2000. Offsetting the above increases in net earned premiums were payments made in the second quarter of 1998 to reinsurers totaling $2,479,000 to settle or adjust prior years' reinsurance agreements. A portion of these payments could ultimately be returned to the Company depending on the actual claims experience on the underlying agreement.

Capital gains of $4,197,000 were realized during the first six months of 1998. The portfolio is managed on a total return basis by professional investment managers under guidelines set by the Company's investment committee. These gains were realized in the normal course of managing the portfolio and are the major component of the increase in net income over 1997. Management has no estimate for future levels of capital gains realized.

Losses and loss adjusting expenses were flat for the first six months of 1998 versus 1997 and were down $1,056,000 for the second quarter of 1998 compared to 1997. The decrease in the second quarter was the result of favorable paid claims experience relative to prior claim reserve levels. Until an actuarial analysis is completed at year-end 1998, management does not attempt to analyze the effects of calendar year frequency and severity statistics. In lieu of the actuarial analysis, an estimate for losses is based on a ratio of net earned premiums that was developed in the rate making process. No discernable loss trends were observed on a case by case basis.

Other underwriting expenses increased $2,140,000 for the first six months of 1998 compared to 1997. The majority of the increase is due to the formation of a non-insurance subsidiary, additional staff, and the implementation of a new insurance company operating system. Expenses are expected to flatten during the second half of the year.

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

                                  Midwest Medical Insurance Holding Company
                                  -----------------------------------------
                                                 (Registrant)



Date August 12, 1998              /s/ David P. Bounk
     ---------------              -----------------------------------------
                                  David P. Bounk
                                  President and Chief Executive Officer



Date August 12, 1998              /s/ Niles A. Cole
     ---------------              -----------------------------------------
                                  Niles A. Cole
                                  Vice President and
                                  Principal Financial Officer and
                                  Principal Accounting Officer