Form 10-Q
period 1998-09-30
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 1998-11-13
CIK 894353

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549

                                     FORM 10-Q

                                     (Mark One)


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1998.
                                          or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                  to
                               ----------------    ----------------

Commission file number 0-21230
                       -------

                      Midwest Medical Insurance Holding Company
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

      Minnesota                                              41-1625287
------------------------------                    ------------------------------
(State or other jurisdiction                           (I.R.S. Employer of
incorporation or organization)                          Identification No.)

6600 France Ave., So., Suite 245
Minneapolis, Minnesota                                      55435-1891
---------------------------------------           ------------------------------
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

The number of shares outstanding of the issuer's classes of common stock, as of September 30, 1998:

Class A Common Stock $.01 Par Value 124,179 shares

Class B Common Stock $1,000 Par Value-1 share

                                     INDEX

                   Midwest Medical Insurance Holding Company


PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

     Condensed consolidated balance sheets-September 30, 1998 and December 31, 1997

     Condensed consolidated statements of income - Three months ended September 30, 1998 and 1997; Nine months ended September 30, 1998 and 1997

     Condensed consolidated statements of cash flows-Nine months ended September 30, 1998 and 1997

     Notes to condensed consolidated financial statements - September 30,
     1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     Signatures

Part I.  Financial Information
         Item 1. - Financial Statements

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                 September 30      December 31
                                                     1998             1997
                                                 ------------      -----------
                                                  (Unaudited)        (Note)
ASSETS

   Fixed maturity investments at fair value
      (amortized cost: 1998 $155,120;
       1997 $170,590)                             $  160,869        $  171,975
   Equity securities at fair value (cost:
       1998 $41,021; 1997 $20,595)                    68,784            49,759
   Short-term investments                             14,031            13,909
   Other investments                                  10,000            10,000
                                                  ----------        ----------
                                                     253,684           245,643

   Cash                                                 (956)            2,378
   Uncollected premiums - Note C                       7,524               534
   Ceded unearned premium                              1,424                 0
   Accrued investment income                           1,898             2,341
   Reinsurance recoverable                            18,490            19,117
   Other assets                                        8,153             5,502
                                                  ----------        ----------
                                                  $  290,217        $  275,515
                                                  ----------        ----------
                                                  ----------        ----------

LIABILITIES, REDEEMABLE STOCK AND OTHER
   SHAREHOLDERS' EQUITY

LIABILITIES
   Unpaid losses and loss adjust. expenses        $  111,368        $  107,806
   Unearned premiums - Note C                         18,071             6,072
   Amounts due reinsurers                              2,113             2,984
   Retrospective premiums                              8,543             9,905
   Deferred income taxes                               5,194             3,592
   Other liabilities                                   5,248            11,389
                                                  ----------        ----------
                                                     150,537           141,748
REDEEMABLE STOCK
   Class A Common Stock; authorized 300,000 shares,
     shares issued and outstanding 124,179 and
     121,322 in 1998 and 1997, respectively            6,224             7,476
   Class B Common Stock; authorized, issued and
     outstanding 1 share                                   1                 1
                                                  ----------        ----------
                                                       6,225             7,477

OTHER SHAREHOLDERS' EQUITY
   Paid-in capital                                    12,789            12,789
   Retained earnings                                  98,884            93,643
   Accumulated other comprehensive income:
     Net unrealized appreciation of investments       21,782            19,858
                                                  ----------        ----------
                                                     133,455           126,290
                                                  ----------        ----------
                                                  $  290,217        $  275,515
                                                  ----------        ----------
                                                  ----------        ----------

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                  Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share dollars)
                                  (Unaudited)

                                            Three Months Ended             Nine Months Ended
                                               September 30                   September 30
                                          -----------------------       ------------------------
                                            1998           1997            1998           1997
                                          --------      ---------       ---------      ---------
Revenues:

   Net premiums earned                    $  3,741      $   3,029       $  22,170      $  20,818
   Net investment income                     3,157          2,899           8,610          8,923
   Realized capital gains                    3,279          2,148           7,476          2,124
   Other                                        72              1             295              2
                                          --------      ---------       ---------      ---------
                                            10,249          8,077          38,551         31,867

Losses and expenses:

   Losses and loss adj. exp.                 9,602          8,962          26,708         25,684
   Other underwriting expenses               2,360          1,429           7,022          4,817
                                          --------      ---------       ---------      ---------
                                            11,962         10,391          33,730         30,501
                                          --------      ---------       ---------      ---------
   Income before income taxes               (1,713)        (2,314)          4,821          1,366

   Incomes taxes - Note B                   (1,701)          (819)            585            518
                                          --------      ---------       ---------      ---------
   Net income                             $    (12)     $  (1,495)      $   4,236      $     848
                                          --------      ---------       ---------      ---------
                                          --------      ---------       ---------      ---------

   Income per common share                $  (0.10)     $  (12.51)      $   34.58      $    7.11
                                          --------      ---------       ---------      ---------
                                          --------      ---------       ---------      ---------

   Income per common share -
      assuming dilution                   $  (0.09)     $  (11.30)      $   31.22      $    6.43
                                          --------      ---------       ---------      ---------
                                          --------      ---------       ---------      ---------

See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)

                                                                        Nine Months Ended
                                                                           September 30
                                                                     -------------------------
                                                                        1998           1997
                                                                     ----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            $  (6,856)     $  (7,495)
                                                                     ----------     ----------

INVESTING ACTIVITIES
   Purchases of fixed maturity investments and equity
      securities                                                      (322,614)      (132,019)
   Sales of fixed maturity investments and equity
      securities                                                       326,387        179,638
   Maturities of fixed maturity investments                                250          4,200
   Sales (purchases) of short-term investments, net                       (122)       (44,228)
                                                                     ----------     ----------
                                                                         3,901          7,591
                                                                     ----------     ----------

FINANCING ACTIVITIES
   Redemption of Class A Common Stock                                     (379)          (324)
                                                                     ----------     ----------
       INCREASE (DECREASE) IN CASH                                      (3,334)          (228)

Cash at beginning of year                                                2,378           (895)
                                                                     ----------     ----------
       CASH AT SEPTEMBER 30                                            $  (956)     $  (1,123)
                                                                     ----------     ----------
                                                                     ----------     ----------

See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Midwest Medical Insurance Holding Company (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. These interim financial statements should be read in conjunction with the 1997 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in the current year. All intercompany amounts have been eliminated.

In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 defines the financial statement presentation for all changes in a company's equity during a period except those resulting from investments by owners and distribution to owners. The adoption of this statement by the Company resulted in merely changing the presentation of other shareholders' equity on the balance sheet. SFAS No. 130 had no impact on the amount of net income, earnings per share or the total other shareholders' equity reported.

NOTE B--INCOME TAXES

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The estimated annual effective tax rates used for the nine months ended September 30, 1998 and 1997 were approximately 35% and 38%, respectively. The effective tax rate for 1998 was offset by 1997 federal and state income tax benefits of approximately $1,136,000 recorded in the third quarter. These benefits resulted primarily from the election of using the Company's loss payment pattern rather than the industry's in discounting loss reserves for tax purposes.

NOTE C--UNEARNED PREMIUM and UNCOLLECTED PREMIUM

The majority of the Company's insurance policies expire at December 31 and renew on January 1 of each year. As a result, the majority of the unearned premium amount at September 30, 1998 represents three months of unearned premium for every active policy renewed or newly written with an expiration date of December 31, 1998. At December 31, 1997, most active 1997 policies expired and therefore had no unearned premium at that date.

Of the total unearned premium balance of $6,072,000 at December 31, 1997, $5,909,000 is a reserve for the issuance of free reporting endorsements for policyholders at death, disability or retirement. That same amount is also included in the unearned premium balance at September 30, 1998.

The increase of $6,990,000 in uncollected premium from December 31, 1997 to September 30, 1998 is primarily due to the renewal of most active policies on January 1. The full year's premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly. The majority of each year's premium is collected during the year with a small, uncollected balance remaining at year-end.

Item 2. -
Management's Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES AND LIQUIDITY

The majority of the Company's assets, 87%, continue to be invested in investment-grade bonds, equities and short-term instruments. The Company has adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments in debt and equity securities are classified as available for sale and therefore carried at fair value with unrealized gains and losses, net of applicable taxes, reflected as a separate component of equity. Other investments are equity interests in non-traded real estate investment trusts and are recorded at cost which approximates fair value.

The investment portfolio was re-allocated in early January 1998 with $15,000,000 of long-term bonds transferred into international equities. This is in conjunction with investment guideline goals to maximize total return. No additional changes to the portfolio are anticipated during 1998.

The retrospective premium liabilities of $8,543,000 at September 30, 1998 and $9,905,000 at December 31, 1997 consist of two items. One represents amounts due to policyholders under a retrospective premium rating plan. This liability consisted of $5,480,000 due to Minnesota and North Dakota policyholders at September 30, 1998 and $5,000,000 due to Minnesota policyholders at December 31, 1997. The second represents amounts due to Iowa policyholders under terms of the Midwest Medical Insurance Company/Iowa Physicians Mutual Insurance Trust (MMIC/IPMIT) July 1, 1993 merger agreement. The merger agreement provides if financial results for years prior to 1993 are more favorable than expected, the favorable development must be returned to former IPMIT policyholders who were insured by IPMIT on December 31, 1992 and who renew their coverage with MMIC.

CAPITAL RESOURCES AND LIQUIDITY CONTINUED

This second liability totaled $3,063,000 at September 30, 1998 and $4,905,000 at December 31, 1997. Retrospective and merger premium refunds are generally paid in the first quarter of the following year. In March of 1998, $5,000,000 of the Minnesota retrospective premium liability and $3,100,000 of the Iowa merger agreement liability were paid to policyholders.

Cash flow from operations was negative during the first nine months of both 1998 and 1997, $6,856,000 and $7,495,000 respectively. The primary reason for the negative cash flows was the payment, in March of both years, of the retrospective premium credit to Minnesota policyholders and the premium credit to Iowa policyholders under terms of the MMIC/IPMIT merger agreement. These payments totaled $8,100,000 in 1998 and $7,103,000 in 1997.

Total equity consisting of redeemable stock and other shareholders' equity, increased by $5,913,000 during the first nine months of 1998. Equity increases were from net income of $4,236,000, unrealized appreciation in the fair value of investments, net of deferred taxes, of $1,924,000, and Class A stock issuances of $207,000. These increases were offset by Class A stock redemptions of $454,000.

RESULTS OF OPERATIONS

Net premiums earned increased $1,352,000 over the same period of 1997 primarily as a result of writing $2,638,000 of new business that was generated primarily from sales of policies to large, healthcare systems. Base rate levels, with the exception of a 10% increase in Iowa, remained flat. As a result of a soft reinsurance market and excellent historical loss experience, a new reinsurance contract was negotiated effective January 1, 1998 which reduced reinsurance ceded from $1,800,000 to $1,350,000 for each respective quarter. These savings will continue to be recognized throughout the term of the contract, which expires December 31, 2000. Offsetting the above increases in net premiums earned were payments made in the second quarter of 1998 to reinsurers totaling $2,479,000 to settle or adjust prior years' reinsurance agreements. A portion of these payments could ultimately be returned to the Company depending on the actual future claims experience on the underlying agreements.

Capital gains of $7,476,000 were realized during the first nine months of 1998. The portfolio is managed on a total return basis by professional investment managers under guidelines set by the Company's investment committee. These gains were realized in the normal course of managing the portfolio and are the major source of the increase in net income over 1997. Management has no estimate for future levels of realized capital gains or losses.

Losses and loss adjusting expenses increased $1,024,000 for the first nine months of 1998 versus 1997. The increase in 1998 was primarily driven by the increase in premium volume as interim period losses are estimated based on a ratio of net premiums earned until the year-end actuarial analysis is completed. The estimated loss ratio was developed while determining 1998 premium rates. Although the Company's management does not attempt to analyze the effects of interim frequency and severity statistics, no discernable loss trends were observed on a case by case basis.

RESULTS OF OPERATIONS CONTINUED

Other underwriting expenses increased $2,205,000 for the first nine months of 1998 compared to 1997. The majority of the increase is due to staff additions, the implementation of a new insurance company operating system, and operating two, minor non-insurance subsidiaries newly formed at the beginning of 1998.

As a result of the factors discussed above, the Company realized net income of $4,236,000 for the nine months ended September 30, 1998 compared to net income of $848,000 for the same period of 1997. This caused diluted earnings per share to increase to $31.22 for the nine months ended September 30, 1998 from the $6.43 per share reported a year ago.

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



                                    Midwest Medical Insurance Holding Company
                                    -----------------------------------------
                                                   (Registrant)


Date November 11, 1998              /s/ David P. Bounk
     -----------------              ------------------------------------------
                                        David P. Bounk
                                        President and Chief Executive Officer

Date November 11, 1998              /s/ Niles A. Cole
     -----------------              ------------------------------------------
                                        Niles A. Cole
                                        Vice President and
                                        Principal Financial Officer and
                                        Principal Accounting Officer