Form 10-Q/A
period 1998-09-30
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 1999-01-19
CIK 894353

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                     FORM 10-Q/A

                                      (Mark One)


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1998.
                               or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ________________to____________

Commission file number 0-21230

                      Midwest Medical Insurance Holding Company
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

            Minnesota                                     41-1625287
-------------------------------                   -----------------------
(State or other jurisdiction                        (I.R.S. Employer of
incorporation or organization)                      Identification No.)

6600 France Ave., So., Suite 245
Minneapolis, Minnesota                               55435-1891
------------------------------------         ----------------------
(Address of principal executive offices)             (Zip Code)

                              612-922-5445
    (Registrant's telephone number, including area code)

                              Not applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes   X       No     .
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


Signatures

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

RESULTS OF OPERATIONS

Net premiums earned increased $1,352,000 over the same period of 1997 primarily as a result of writing $2,638,000 of new business that was generated primarily from sales of policies to large, healthcare systems. Base rate levels, with the exception of a 10% increase in Iowa, remained flat. As a result of a favorable reinsurance market and excellent historical loss experience, a new reinsurance contract was negotiated effective January 1, 1998 which reduced reinsurance ceded from $1,800,000 to $1,350,000 for each respective quarter. These savings will continue to be recognized throughout the term of the contract, which expires December 31, 2000. Offsetting the above increases in net premiums earned were payments made in the second quarter of 1998 to reinsurers totaling $2,479,000 to settle or adjust prior years' reinsurance agreements. A portion of these payments could ultimately be returned to the Company depending on the actual future claims experience on the underlying agreements.

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

YEAR 2000 UPDATE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send billings, or engage in similar normal business activities.

YEAR 2000 UPDATE CONTINUED

A Year 2000 Task Force was formed in early 1998 consisting of members of senior and departmental management to evaluate and monitor the Year 2000 issue, identify the causes and consequences to the Company, and develop courses of action including contingency plans as deemed necessary. The assessment of the Company's Year 2000 issues was broken into two parts: corporate operations and insurance operations/products.


CORPORATE OPERATIONS. An evaluation of the Year 2000 readiness of all significant internal computer hardware and software applications and devices has been completed. The evaluation identified three pieces of network hardware and one subsidiary operating system that were not Year 2000 compliant. The three pieces of network hardware did not impact time sensitive operations and therefore did not pose any significant Year 2000 risk to the Company. The subsidiary operating system is in the process of being converted to a new, Year 2000 compliant platform. The new operating system is expected to be fully operational by June 1999 with a total conversion cost estimated at $250,000.
The conversion was approximately 20% completed and had expenditures of approximately $50,000 as of September 30, 1998.

A Year 2000 compliance letter was prepared and mailed in early October to all of the Company's key business partners and service vendors. Responses are being evaluated and follow-up will be performed during 1999 as appropriate. No guarantee, however, can be made that the systems of other companies on which the Company's operations rely will become Year 2000 compliant in a timely manner, or that the failure by a third party to become Year 2000 compliant would not have a material adverse effect on the company.

The Year 2000 Task Force is evaluating contingency plans and the need for any additional measures with respect to Year 2000 problems posed by internal and third party systems. This evaluation is expected to be completed early in 1999.

INSURANCE OPERATIONS/PRODUCTS. The Year 2000 Task Force has completed preliminary assessments of the Company's exposure to Year 2000 claims from its medical malpractice professional liability (MMPL) and comprehensive general liability (CGL) policies issued to customers. It is currently estimated that 80% of the Company's potential exposure would be linked to MMPL policies and 20% to CGL policies. It is not yet possible to determine whether Year 2000 claims will be made against these policies or if such claims will be held to have merit.
The Year 2000 Task Force is continuing to monitor Year 2000 issues relative to the Company's insurance operations and products and is assessing various courses of action. It is anticipated that this process will be ongoing throughout 1999 and into the Year 2000.

The anticipated completion dates for Year 2000 compliance and the Company's contingency plans and the cost estimates for the completion of Year 2000 modifications are based on management's best estimates utilizing current data regarding available resources, coordination with third parties and other relevant factors and information about systems conversion. No guarantee, however, can be made that these estimates will be achieved and actual results may differ from those anticipated.

YEAR 2000 UPDATE CONTINUED

Readers are reminded that forward-looking statements contained in this description of the Company's treatment of the Year 2000 issue should be read in conjunction with the Company's disclosures under the heading "Cautionary Note Regarding Forward-Looking Statements" below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements other than historical information contained in this Report are considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, in addition to the factors discussed in this Report, there are or will be other important factors that could cause actual results to differ materially from those indicated in such statements. These factors include but are not limited to:
i. the impact of changing market conditions on the Company's business strategy;
ii. the effects of increased competition on pricing, coverage terms, retention of customers and ability to attract new customers;
iii. greater severity or frequency of the types of losses that the Company insure;
iv. faster or more adverse loss development experience than that on which the Company based its underwriting, reserving, and investment practices;
v. developments in global financial markets which could adversely affect the performance of the Company's investment portfolio;
vi. litigation, regulatory or tax developments which could adversely affect the Company's business;
vii. risks associated with the introduction of new products and services;
viii. dependence on key personnel;
ix.   the impact of mergers and acquisitions; and
x.    failure of the Company or significant third parties to achieve
      Year 2000 compliance or material expense in connection with such compliance.

The facts set forth above should be considered in connection with any forward-looking statement contained in this Report. The important factors that could affect such forward-looking statements are subject to change, and the Company does not intend to update any forward-looking statement or the forgoing list of important factors. By this cautionary note, the Company intends to avail itself of the safe harbor from liability with respect to forward-looking statements provided by Section 27A and Section 21E referred to above.

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


                               Midwest Medical Insurance Holding Company
                                -----------------------------------------
                                          (Registrant)





Date January 14, 1999           /s/ David P. Bounk
                                -------------------------------------------
                                    David P. Bounk
                                    President and Chief Executive Officer

Date  January 14, 1999          /s/ Niles A. Cole
                                --------------------------------------------
                                    Niles A. Cole
                                    Vice President and
                                    Principal Financial Officer and
                                    Principal Accounting Officer