Form 10-K
period 1998-12-31
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 1999-03-31
CIK 894353

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C. 20549

                                     FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1998

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 (No Fee Required)

For the transition period from                 to
                               ---------------    ----------------

Commission file number   0-21230
                         -------

                     Midwest Medical Insurance Holding Company
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Minnesota                                      41-1625287
----------------------------------------      ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

6600 France Avenue So., Suite 245
Minneapolis, Minnesota                                    55435-1891
----------------------------------------      ----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (612) 922-5445
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (based on December 31, 1998 Net Redemption Value per share) of the voting stock held by non-affiliates of the registrant as of March 30, 1999 was $8,062,838.

The number of shares outstanding of the issuer's classes of common stock, as of March 30, 1999:

     Class A Common Stock $.01 par Value - 125,682 shares
     Class B Common Stock $1,000 par value - 1 share

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

MMIC originally was organized in 1980 under the auspices of the Minnesota Medical Association (the "MMA") to provide professional liability (malpractice) insurance to Minnesota physicians who are members of the MMA. The business was reorganized on November 30, 1988 into a stock insurance company (MMIC), wholly owned by a holding company (MMIHC), which could pursue other business opportunities. MMIHC has not engaged in such activities to any material extent. The reorganization also was effected to give physicians a limited equity interest in their malpractice insurer while preserving MMIC's capital and surplus. As of July 1, 1993, the Iowa physician-owned malpractice insurer, Iowa Physicians Mutual Insurance Trust (IPMIT), was merged with and into MMIC. As of June 5, 1996, the Nebraska physician-owned malpractice insurer, Medical Liability Mutual Insurance Company of Nebraska (MLM) was merged with and into MMIC. MMIC now provides malpractice insurance to physicians and physician groups in Minnesota, Iowa, North Dakota, South Dakota, Nebraska, Illinois and Wisconsin on a claims-made basis. MMIC has had the sponsorship of the MMA since inception and also has the sponsorship of the Iowa Medical Society (IMS) and North Dakota Medical Association. Professional liability, general liability, and umbrella excess liability insurance is also available to hospitals, nursing homes and extended care facilities throughout MMIC's territory.

MMIC has no employees. Instead, MMIHC provides all management and administrative services to MMIC for a fee based upon the cost of providing services. For insurance operational expenses, a ten percent administrative surcharge is added.

During 1997, MMIHC formed Midwest Medical Solutions, Inc. (Solutions) as a business development company to strengthen and promote the independence and interdependencies of physicians, clinics and hospitals that MMIC serves. Business development opportunities being considered include practice enhancement, strategic consulting, and electronic processing and integration services and support. Solutions purchased the assets of MedPower Information Services, Inc. effective January 1, 1998. Solutions then contributed those assets to its newly formed, wholly-owned subsidiary, MedPower Information Resources, Inc. (MedPower). MedPower processes and electronically submits medical claims for over 100 healthcare providers in the Upper Midwest. MedPower also provides various information consulting and network support services. Together, Solutions and MedPower had assets of less than $3,000,000 at December 31, 1998 and revenues of less than $400,000 for the year ended December 31, 1998.

Hereafter, MMIHC, MMIC, Solutions and MedPower shall be collectively referred to as the Company unless the reference pertains to a specific entity. Further, due to the nature of the relationship between MMIHC and MMIC, the insurance operations of MMIC will be discussed as though they are the operations of the registrant.

ELIGIBLE PHYSICIANS

An individual physician must meet the following criteria in order to be eligible to obtain insurance coverage from MMIC:

     1. An applicant must be licensed to practice medicine, surgery or osteopathy in Minnesota, Iowa, Nebraska, North Dakota, South Dakota, Illinois, or Wisconsin;

     2. An applicant must conduct a majority of his or her practice in Minnesota, Iowa, Nebraska, North Dakota, South Dakota, Illinois or Wisconsin.

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

MMIC offers basic limits of coverage from $1,000,000 for each claim, subject to $3,000,000 annual aggregate, up to $12,000,000 for each claim, subject to $14,000,000 annual aggregate. Excess coverage above the basic limits is available from MMIC's reinsurers on a facultative basis.

The basic office premises liability limits offered are $100,000 for each occurrence for bodily injury and $100,000 for each occurrence for property damage. Limits up to $1,000,000 for each occurrence are also available.

The basic liability limits for coverage of employees and assistants cannot exceed the limits purchased by the insured physician or clinic.

MARKETING AND DISTRIBUTION

Marketing of MMIC policies in Minnesota, North Dakota, South Dakota, Nebraska, Illinois and Wisconsin is handled principally by MMIC through salaried marketing representatives. MMIC has also made marketing arrangements with a select group of large national brokers to assist MMIC in the production of large accounts and in the production of new coverages as they are developed. These brokers will work in all states. MMIC has appointed an exclusive independent agent in Iowa in order to enhance marketing efforts there. MMIC approves all policies (and their terms) sold by agents prior to their becoming effective, and no commissions are earned by agents until such approval has been granted.

Distribution of policies is handled through a processing system which MMIC has utilized for several years. Since most policies have a common expiration date, it is essential that MMIC's policy processing operations be highly efficient. MMIC consistently has been able to provide policy processing on a timely basis. In 1998 the Company completed an implementation of an entirely new operating system which has expanded its capacity and efficiency.

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

Historically, entering into reinsurance agreements permitted MMIC to issue policies having greater liability limits than otherwise would have been allowed under Minnesota insurance law, which prohibits an insurer from retaining a risk on any one claim that is greater than 10 percent of its surplus. As MMIC's surplus has grown, MMIC now utilizes reinsurance primarily to limit its risk on any single claim. Such limits of risk assumed by MMIC for physician coverage have increased from $150,000 in the first year of operations to $750,000 currently. The single claim limit of risk assumed is $750,000 for hospital coverage. The reinsurer will pay losses in excess of the amount of risk retained by MMIC, not to exceed the limits of liability of the policies issued by MMIC.

MMIC currently operates under an excess-of-loss reinsurance treaty with General Reinsurance Corporation of Stamford, Connecticut (80%), Hanover Reinsurance Company of Hanover, Germany (7%), Transatlantic Reinsurance Corp. (6.5%), and CNA Re, UK (6.5%), whereby the reinsurers insure against losses in excess of the loss limit retained by MMIC. General Reinsurance Corporation is the largest reinsurer of medical professional liability in the United States and one of the largest in the world and has received the highest rating of A++ by A.M. Best & Company, Inc. Hanover Reinsurance Company is rated A+; Transatlantic Re is rated A++; and CNA Re, UK is rated A by A.M. Best & Company, Inc. Coverage under the treaty was initially issued on January 1, 1998, and is continuous until canceled by either party. MMIC commuted the reinsurance treaties covering the period from October 1, 1986 through December 31, 1991. As a result, there is no longer any reinsurance coverage for those report years. As of December 31, 1998, there is one open case with $10,000 in loss reserves pertaining to those report years. Previous reinsurance treaties, which remain in effect for incidents prior to October 1, 1986, were with various domestic and foreign reinsurers, all of whom have maintained their obligations to MMIC and appear to be financially sound. MMIC currently cedes about $4,700,000 of premium per year under the reinsurance treaty.

INVESTMENTS

MMIC's investment portfolio is under the direction of the Board of Directors acting through the Investment Committee. The Investment Committee establishes MMIC's investment policy which, in summary, is to assist in maintaining MMIC's financial stability through the preservation of assets and the maximizing of pre-tax investment income. In 1997, the Committee changed the investment guidelines to maximize pre-tax income and to extend the duration of the fixed income investments. Adequate liquidity is maintained to assure that MMIC has the ability to meet its insurance operational requirements, in particular the payment of claims. MMIC employs outside investment managers who manage the portfolio on a discretionary basis consistent with the policies set by MMIC. In addition, the Investment Committee utilizes the services of a separate outside consultant who calculates performance measures and provides an independent opinion on the overall results being obtained by the investment managers.

MMIC's investment portfolio consists primarily of investment grade fixed income instruments, including United States Government, governmental agency, and corporate bonds. Fixed income investments comprised approximately 62% of total invested assets at December 31, 1998 compared to 70% at December 31, 1997. MMIC's investment policy also permits the inclusion of equity securities. Equity securities comprised approximately 33% of total invested assets at December 31, 1998 compared to 20% at December 31, 1997. The increase in the proportion of equity securities was due to an increase in equity market values and a reallocation of $15,000,000 from fixed income investments to international equities in January 1998. The objectives of this reallocation were to further diversify the portfolio and maximize pre-tax total return. The remainder of MMIC's investment portfolio, 5% and 10% at December 31, 1998 and 1997, respectively, was invested in a real estate investment trust and short-term instruments.

RATING

A.M. Best & Company, Inc. ("Best's"), publisher of BEST'S INSURANCE REPORTS, PROPERTY-CASUALTY, 1997 Edition, has assigned MMIC an "A", or excellent, rating in 1998. This is the highest rating given to any company that specializes in medical malpractice insurance. Best's ratings are based on an analysis of the financial condition and operation of an insurance company as compared with the industry in general. MMIHC believes that a favorable rating has a positive effect since customers and their advisors often review Best's ratings when selecting an insurer and are more apt to purchase insurance from a company with a positive rating because of the greater security and stability associated with a positive rating. A positive rating relates to the ability of an insurer to meet its insurance obligations and does not directly relate to the value of the insurer's securities.

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

COMPETITION

MMIC's major competitor in all states in which it conducts its business is The St. Paul Companies. The St. Paul Companies is a major national property-casualty insurance company, the largest writer of medical professional liability insurance in the United States, and is many times larger than MMIC. In addition to The St. Paul Companies, several other national companies have become active competitors in the last several years, including Medical Protective Insurance Company, CNA Insurance Company, Zurich Insurance Company, Fireman's Fund Insurance Company, and American Continental Insurance Company (commonly referred to as MMI). At this time they have achieved limited market penetration, but represent an increasing competitive pressure for the future. In addition several other physician-owned specialty carriers have entered the market, but have yet to be a significant factor in MMIC's area. Finally, in the mid-nineties several large self-insured hospitals in Minneapolis and Des Moines purchased

MMIC insured clinics, and other physician practices were purchased by large, self-insured clinics such as the Mayo Clinic. In response to the consolidation occurring among healthcare providers, MMIC expanded its underwriting capability by partnering with its reinsurers to provide the types of coverages needed by larger healthcare organizations. MMIC is also the only carrier endorsed by local medical societies in Minnesota, Iowa and North Dakota and owned by its physician-insureds, which management believes gives MMIC a competitive advantage in marketing to physicians.

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

EMPLOYEES

As of December 31, 1998, MMIHC employed 82 persons, of whom 6 were executives, 52 were supervisory employees or specialists, and 24 were clerical employees. None of the employees of MMIHC is covered by a collective bargaining agreement and management believes that relations with employees are good.

ITEM 2. PROPERTIES

MMIHC owns the following fixed assets, all of which are used in the conduct of its business:

                                                                  NET BOOK VALUE
                                                                    DECEMBER 31,
                                                                        1998
                                                                  --------------
Office furniture and equipment                                      $  250,291
Leasehold improvements at leased premises,
  6600 France Avenue South, Minneapolis, MN                             37,819
Computer hardware                                                      728,593
Computer system software                                             1,911,712
                                                                    ----------
Total                                                               $2,928,415
                                                                    ----------
                                                                    ----------

The Company owns no real estate. MMIHC leases approximately 15,765 square feet of office space in Edina, Minnesota under a 10-year lease that expires in 2001, subject to the option for MMIHC to renew the lease for an additional five years after the original term. 4,060 square feet of office space is leased in West Des Moines, Iowa under a 10-year lease that expires in 2000, with an option for MMIHC to extend the term for an additional five years after the original term. An additional 1,249 square feet of office space is leased in Omaha, Nebraska under a three year lease that expires November 30, 2000. Solutions and MedPower operate out of a separate 3,149 square foot facility also located in Edina, Minnesota. This lease is set to expire in 2001. Annual rent expense was $501,032 for 1998 and $427,646 for 1997.

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

(b) As of March 30, 1999, there were 125,682 shares of Class A Common Stock outstanding held by 3,496 physicians and 1 share of Class B Common Stock held by the Minnesota Medical Association.

(c) MMIHC has never paid a shareholder dividend nor does it intend to within the foreseeable future. Without prior approval from the Minnesota Commissioner of Commerce, annual dividends to MMIHC from MMIC cannot exceed 10% of unassigned surplus of MMIC or the prior year's net income from operations of MMIC, whichever is greater.


ITEM 6. SELECTED FINANCIAL DATA

Following is the selected financial data of MMIHC for the five years ended December 31, 1998. This data should be read in conjunction with the consolidated financial statements and notes thereto appearing under Item 8 of this Form 10-K.

                                                            YEAR ENDED DECEMBER 31
       OPERATIONS DATA                      1998(1)     1997(1)   1996(1)    1995(2)     1994(2)
-------------------------------------------------------------------------------------------------
                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net premiums earned                         $ 35,014   $ 32,916   $ 31,177   $ 29,798    $ 26,246
Net investment and other income               21,404     19,276     15,558     14,258      11,509
                                            -----------------------------------------------------
Total revenue                                 56,418     52,192     46,735     44,056      37,755

Loss and loss adjustment expenses             37,494     31,834     32,257     37,560      11,334
Underwriting and other operating expenses     10,287      6,595      5,539      6,482       5,509
                                            -----------------------------------------------------
                                              47,781     38,429     37,796     44,042      16,843
                                            -----------------------------------------------------
Income before income taxes                     8,637     13,763      8,939         14      20,912
Income taxes (benefit)                         2,689      4,463      1,458     (1,711)      6,417
                                            -----------------------------------------------------
Net income                                  $  5,948   $  9,300   $  7,481   $  1,725    $ 14,495
                                            -----------------------------------------------------
                                            -----------------------------------------------------

                                                                              YEAR ENDED DECEMBER 31
                                                         1998(1)        1997(1)        1996(1)        1995(2)         1994(2)
                                                    -----------------------------------------------------------------------------
                                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income per common share - assuming dilution           $43.65         $70.23         $58.33         $13.74          $114.84

Number of shares used in per share calculation           136,251        132,427        128,259        125,536(3)       126,222(3)

Net income/total revenue                                   10.5%          17.8%          16.0%           3.9%            38.4%

Return on average equity                                    4.2%           7.4%           6.5%           1.7%            15.8%


                                                            DECEMBER 31
     FINANCIAL CONDITION              1998(1)    1997(1)    1996(2)    1995(2)    1994(2)
------------------------------------------------------------------------------------------
                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
ASSETS
Fixed maturities at fair value       $164,652   $171,975   $183,561   $182,817   $174,203
Equity securities at fair
  value                                86,553     49,759     38,001     28,311     19,782
Short-term investments                  3,556     13,909      7,898     15,015      9,755
Other                                  10,000     10,000         --         --         --
                                     ----------------------------------------------------
Total investments                     264,761    245,643    229,460    226,143    203,740

Reinsurance recoverable                16,499     19,117     22,174     25,112     23,637
Other assets                           14,223     10,755     10,359     13,329     19,100
                                     ----------------------------------------------------
Total assets                         $295,483   $275,515   $261,993   $264,584   $246,477
                                     ----------------------------------------------------
                                     ----------------------------------------------------
LIABILITIES
Unpaid losses and loss
  adjustment expenses                $110,964   $107,806   $110,037   $120,264   $110,967
Other liabilities                      33,926     33,942     33,074     34,053     38,358
                                     ----------------------------------------------------
                                      144,890    141,748    143,111    154,317    149,325
REDEEMABLE STOCK
Class A and Class B Common
  Stock at redemption value             8,147      7,477      7,604      6,975      7,712

OTHER SHAREHOLDERS' EQUITY            142,446    126,290    111,278    103,292     89,440
                                     ----------------------------------------------------
Total liabilities, redeemable
  stock and shareholders'
  equity                             $295,483   $275,515   $261,993   $264,584   $246,477
                                     ----------------------------------------------------
                                     ----------------------------------------------------

                                                                      DECEMBER 31
                                              1998(1)      1997(1)     1996(1)     1995(2)    1994(2)
                                              -------------------------------------------------------
                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Midwest Medical Insurance Holding
  Company:
    Class A Common Shares issued and
      outstanding                             125,682      121,322     118,209     116,251(3) 116,855(3)
    Redemption value per share                 $64.81       $61.63      $64.33      $60.00     $66.00

    Class A Common Shares redeemed
                                                9,005       10,306      10,272      12,424     12,640
    Amount paid to terminating
      policyholders upon redemption            $  523      $   648     $   608     $   829 $      840

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

MANNER OF PRESENTATION

The financial statements of MMIHC and its subsidiaries are presented on a consolidated basis. In future references in this analysis, which should be read together with the 1998 consolidated financial statements and notes thereto appearing under Item 8 in this Form 10-K, MMIHC and its subsidiaries are referred to collectively as the "Company."

LIQUIDITY AND CAPITAL RESOURCES

The majority of the Company's assets are invested in investment-grade bonds, stocks, a real estate investment trust and short-term instruments. These investments totaled $264,761,000 and $246,746,000 at December 31, 1998 and 1997,
respectively, which represented 89.6% and 89.5% of total assets. The primary objectives of the Company's investment policy established by the Board's Investment Committee are the preservation of assets, maximizing pre-tax total portfolio return, and assuring adequate liquidity to meet operational requirements primarily the payment of insurance claims. Fixed maturity investments and equity securities are classified as available for sale and carried at fair value. The real estate investment trust and short-term instruments are recorded at cost which approximates fair value.

During 1997, the Company adopted a revised Investment Policy resulting in a portfolio restructuring designed to increase the pre-tax total return from investments. The benchmark total return goal set for the fixed portfolio manager was increased. This resulted in a turnover of most of the fixed income portfolio which included selling all municipal bonds. To further diversify the portfolio and maximize total return, the Company invested $10 million in a private placement real estate investment trust in September of 1997 and invested $15 million in international equities in January of 1998. These changes reflect the Company's strong financial position relative to the risk inherent in the amount of premium written.

The Company's cash flow from operations decreased in 1998 versus 1997 and 1996. The 1998 cash flow from operations of $(9,605,000) was unfavorably impacted by premium adjustments paid to reinsurers on reinsurance contracts for prior years, less premium received in advance at the end of the year due to later billing of policies with January effective dates, and an increase in underwriting and other operating expenses. 1998 underwriting expenses increased primarily from additional staff needed to manage Company growth and added costs from the conversion to a new insurance company operating system. 1998 other operating expenses increased primarily from launching the operations of Solutions including the acquisition of MedPower. The positive cash flow from 1997 operations of $4,002,000 was primarily the result of a decrease in claim payments, whereas the negative cash flow from 1996 operations of $(2,072,000) was primarily driven by an increase in claim payments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Premium rates in general have remained stable with slight rate increases in regions where the Company has experienced unfavorable claim trends. Consequently, cash receipts from policyholder premiums have been relatively level. MMIC, however, has returned substantial amounts of premiums to policyholders in recent years in the form of retrospective premium credits. The retrospective premium credits have been paid to policyholders in the first quarter of each year. Loss and operating expense payments have generally been met from policyholder premium receipts with any excess cash allocated to the investment portfolio. The Company regularly analyzes loss liabilities to project the cash flow required in future years. Since the overall portfolio is highly liquid, exact matching of bond maturities and liabilities is not a goal. Bond maturities are primarily selected to maximize total return. The Company believes that its cash and investments combined with its internally generated funds will be sufficient to meet its present and reasonably foreseeable operating and capital requirements and will not need to borrow funds from external sources. The Company had no material capital expenditure commitments as of December 31, 1998.

The Company's bylaws require that MMIHC Class A Common Stock issued to MMIC policyholders be redeemed when a physician ceases to be insured by MMIC for any reason. The redemption value per share is calculated by dividing the net book value of the Company, excluding the net book value of MMIC (other shareholders' equity) from the calculation, by the number of MMIHC Class A Common Shares outstanding. More details about the redeemable stock and the actual redemptions during the years 1998, 1997 and 1996 are found in Note 2 to the consolidated financial statements. This limited redemption value preserves the capital of MMIC which is separately disclosed as other shareholders' equity in the consolidated financial statements. The consolidated statements of changes in other shareholders' equity found in the accompanying consolidated financial statements provide the details of additions to and reductions in other shareholders' equity.

From time to time the Board of Directors of MMIC declares dividends payable to MMIHC to maintain the redemption value of the Company's Class A Common Stock and to provide capital for new ventures entered into by Solutions. A $2,000,000 dividend was declared in September of 1998 and paid in November of 1998 for those reasons mentioned above. No dividends were declared or paid by MMIC to MMIHC in 1997. In July 1996, a dividend of $327,000 was paid to MMIHC as required by a provision of the MMIC/MLM merger agreement. Per the merger agreement, the amount was sufficient to maintain the per share redemption value of MMIHC's Class A Common Stock at the same per share value immediately after the merger as immediately before the merger. A $260,000 dividend was declared in November of 1995 and paid in February of 1996 primarily to maintain the redemption value of the Company's Class A Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

NET PREMIUMS EARNED increased $2,098,000 in 1998 from 1997. Although policyholder rates remained relatively level, new business generated approximately $1,263,000 of additional earned premium. The remaining increase was the result of the following significant factors:

1. The estimated reinsurance premium applicable to the treaty years 1992-1994 and 1995-1997, which is based in part on reinsured claims experience, was reduced $2,550,000 on a net basis in 1998. This compares to a net reduction for those treaty years of $2,950,000 in 1997 resulting in a net DECREASE in premium between years of $400,000.

2. The Company negotiated lower rates on its 1998 reinsurance contract that reduced ceded premiums by $1,031,000 compared to 1997. This INCREASED 1998 net premiums earned.

3. In 1998, $789,000 was received from the commutation of a reinsurance treaty covering the 1991 year. Since no reinsurance commutation occurred in 1997, premiums INCREASED from 1997 to 1998 by $789,000.

4. Retrospective premium credits of $5,200,000 for Minnesota policyholders and $280,000 for North Dakota policyholders were recorded in 1998. The premium credits for 1997 were $5,000,000 for Minnesota policyholders only. The difference between years resulted in a $480,000 DECREASE in 1998 net premiums earned.

Net premiums earned increased $1,749,000 in 1997 from 1996. Although policyholder rates remained relatively level for 1996 and 1997, an increase in the number of policyholders in 1997 resulted in additional earned premium of $500,000. The remaining increase was the result of the following significant factors:

1. The estimated reinsurance premium applicable to the treaty years 1992-1994 and 1995-1997, which is based in part on reinsured claims experience, was reduced $2,950,000 in 1997 versus an increase of $925,000 in 1996. This resulted in a net INCREASE in premium between years of $3,875,000.

2. The Company recorded an increase of $1,171,000 in the Iowa Development Experience Liability account in 1997. A similar increase of $2,901,000 was recorded in 1996. While these increased liabilities both reduce premium, the difference in the amounts between years caused an INCREASE in net premiums earned from 1996 to 1997 of $1,730,000.

3. In 1996, $2,194,000 was received from the commutation of a reinsurance treaty covering the years 1989 and 1990. This increased 1996 premiums. Since there was no counterpart in 1997, premiums DECREASED $2,194,000 from 1996 to 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

4. A number of other prior year reinsurance premium adjustments recorded in 1996 increased 1996 premiums by $2,143,000. With no counterpart in 1997, the difference between years DECREASED 1997 premiums by $2,143,000.

NET INVESTMENT INCOME decreased $590,000 from 1997 to 1998 and $552,000 from 1996 to 1997. Although total invested assets has increased over the same time period, the fixed maturity component of invested assets has decreased due to the Company's efforts to maximize total return and diversify the portfolio as referred to earlier under the Liquidity and Capital Resources section. Since it is the largest contributor to the Company's investment income, the decrease in fixed maturity investments decreased investment income. Yields on fixed maturity investments also declined over the same time period further contributing to the decrease in investment income.

REALIZED CAPITAL GAINS increased $2,465,000 to $8,949,000 in 1998 and increased $4,713,000 to $6,484,000 in 1997. During 1998, approximately $1,175,000 of net capital gains were realized through the allocation of $15,000,000 to international equities in January of 1998. The remaining $7,774,000 of 1998 net realized capital gains resulted from the management of the portfolio on a pre-tax total return basis within the parameters set by the Board's Investment Committee. During 1997, the fixed income portfolio was restructured to pursue the newly adopted pre-tax total return objective resulting in net realized capital gains of $4,916,000. An additional $1,568,000 of net capital gains were realized in 1997 in the normal course of managing the investment portfolio. The Company employs three outside professional advisors to manage the portfolio: one to manage investment-grade fixed income securities, one to manage large-cap domestic equities, and one to manage international equities. The managers operate within the Company's adopted investment policy as approved by the Board's Investment Committee. This policy was revised in 1997 as previously discussed under the Liquidity and Capital Resources section. The Investment Committee meets with outside investment managers approximately four times per year.

LOSSES AND LOSS ADJUSTMENT EXPENSES are the costs associated with the settlement of insurance claims and are the Company's principal expense. Incurred loss and loss adjustment expenses were $37,494,000 for 1998 compared to $31,834,000 in 1997 and $32,257,000 in 1996. This results in an increase of 17.8 % between 1998 and 1997 versus a slight decrease of 1.3% between 1997 and 1996. As shown in
Note 5 of the consolidated financial statements, the current year's provision for loss and loss adjustment expense, which is based upon policyholder exposure, expected frequency of losses, and severity of losses, was fairly stable for the years 1998, 1997 and 1996. Loss and loss adjustment expenses also include adjustments of prior years' estimates. These adjustments to the liability for loss and loss adjustment expense are evaluated by management and supported by an outside actuarial review performed at the conclusion of the year. As shown in
Note 5 of the consolidated financial statements, these evaluations resulted in a reduction in estimated liabilities applicable to prior years of $4,433,000, $8,352,000 and $8,844,000, respectively in 1998, 1997 and 1996. The less favorable development on prior years is the primary reason for the greater incurred loss and loss adjustment expenses in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following schedule summarizes the development of the liability for loss and loss adjustment expense from 1988 through 1998. This schedule is presented net of reinsurance which the Company believes best explains the development as it affects operating results. The Company has a conservative loss reserving policy which, when coupled with a moderation of malpractice insurance losses beginning approximately in 1986 for the Company and across the industry, has resulted in redundancies in liabilities greater than expected. The table indicates that the redundancy in loss liabilities, which develop as actual results become known, has significantly decreased from the high at December 31, 1990. Loss and loss adjustment expense liabilities have not been discounted in the Company's financial statements.

            DEVELOPMENT OF LIABILITY FOR LOSS AND LOSS ADJUSTMENT EXPENSE
                               (THOUSANDS OF DOLLARS)

                            1988     1989      1990      1991      1992      1993      1994     1995      1996      1997     1998
                           -------------------------------------------------------------------------------------------------------
Liability for unpaid loss
  and loss adjustment
  expense                  $74,577  $89,630   $97,375  $100,167   $98,617  $105,589   $88,227  $96,424   $90,342  $89,394  $94,467

Cumulative amount of
  liability paid through:
    1 year later            12,067   10,585    13,973    19,112    21,422    25,251    26,879   33,454    30,097   28,755
    2 years later           19,043   21,890    28,643    32,798    37,498    42,685    46,925   53,132    44,562
    3 years later           24,143   30,869    35,305    39,906    45,227    51,087    55,534   59,568
    4 years later           26,241   35,015    37,624    42,752    46,226    53,594    57,129
    5 years later           27,561   35,115    38,298    43,994    46,823    53,288
    6 years later           27,695   35,187    39,505    44,370    46,810
    7 years later           27,695   35,295    39,861    44,420
    8 years later           27,695   35,295    39,862
    9 years later           27,695   35,295
    10 years later          27,695

Liability re-estimated as
  of:

    1 year later            65,928   73,244    83,359    83,991    94,633    80,960    85,595   87,580    81,990   84,961
    2 years later           51,379   62,056    64,876    74,883    69,490    75,364    76,365   79,665    76,542
    3 years later           43,516   52,010    56,351    53,538    65,568    64,586    67,891   77,294
    4 years later           35,753   44,582    42,075    52,833    56,426    57,851    65,794
    5 years later           31,052   37,872    41,771    45,892    52,388    56,785
    6 years later           29,052   37,617    39,519    43,760    53,014
    7 years later           29,002   35,882    38,929    43,563
    8 years later           28,724   35,882    38,929
    9 years later           28,724   35,882
    10 years later          28,724

Cumulative redundancy       45,853   53,748    58,446    56,604    45,603    48,804    22,433   19,130    13,800    4,433

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES increased $1,189,000 from $5,509,000 in 1997 to $6,698,000 in 1998. Approximately $469,000 of the increase came from increases in variable expenses such as commissions and premium taxes that resulted from the greater premium volume. The remaining increase was largely due to additional staff needed to manage Company growth and added costs from the conversion to a new insurance company operating system.

Underwriting, acquisition and insurance expenses increased $828,000 from 1996 to 1997. Approximately $425,000 of the increase was due to payments to state medical societies, for the first time in 1997, under license and endorsement agreements. The remaining increase reflected the increase in overall cost of operating the Company in 1997 with employee salaries and benefits being the largest component.

OTHER OPERATING EXPENSES increased $2,503,000 from $1,086,000 in 1997 to $3,589,000 in 1998. Approximately $2,344,000 of the increase was from operating two new, non-insurance companies, Solutions and MedPower. Both Solutions and MedPower began active operations as of the beginning of 1998 as described in
Item 1 of this Form 10-K. The remaining increase resulted primarily from added costs of operating the holding company.

Other operating expenses increased $228,000 from $858,000 in 1996 to $1,086,000 in 1997. Approximately $131,000 of the increase was from researching and forming the new business development company that became Solutions. The remaining increase resulted primarily from additional stock issuance expenses.

INCOME BEFORE INCOME TAXES decreased to $8,637,000 in 1998 compared to $13,763,000 in 1997. The decrease resulted primarily from less favorable development on loss liabilities estimated in prior years and added expenses from operating two non-insurance companies newly formed at the beginning of 1998.

Income before income taxes increased to $13,763,000 in 1997 from $8,939,000 in 1996 primarily from the reversal of loss liabilities established in prior years and additional net realized capital gains from the repositioning of the investment portfolio.

INCOME TAXES decreased to $2,689,000 for 1998 compared to $4,463,000 for 1997. The effective tax rates for 1998 and 1997 were 31.1% and 32.4%, respectively. The principal factor in the decline in the effective tax rate was a recovery of prior taxes recorded in 1998.

Income taxes increased to $4,463,000 for 1997 compared to $1,458,000 for 1996. The effective tax rates for 1997 and 1996 were 32.4% and 16.3%, respectively. The increase in the effective tax rate for 1997 was primarily due to a reduction in tax-exempt investment income due to the 1997 repositioning of the investment portfolio that eliminated tax-exempt municipal bonds. A 1997 payment of prior year taxes and tax-exempt life insurance proceeds received in 1996 also contributed to the increase in the effective tax rate in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INCOME realized by the Company was $5,948,000 for 1998 compared to $9,300,000 for 1997 because of the factors discussed above. Basic net income per share decreased to $48.36 for 1998 from $77.79 per share for 1997. Diluted net income per share decreased to $43.65 for 1998 from $70.23 per share for 1997.

Also due to the factors discussed above, the Company realized net income of $9,300,000 for 1997 compared to net income of $7,481,000 for 1996. Basic net income per share increased to $77.79 for 1997 from $64.45 per share for 1996. Diluted net income per share increased to $70.23 for 1997 from $58.33 per share for 1996.

YEAR 2000 ISSUE

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

A Year 2000 Task Force was formed in early 1998 consisting of members of senior and departmental management to evaluate and monitor the Year 2000 issue, identify the causes and consequences to the Company, and develop courses of action including contingency plans as deemed necessary. The Year 2000 Task Force assessment includes the following key areas: internal computer hardware and software, significant business partners and vendors and insurance policy exposure.

An evaluation of the Year 2000 readiness of all significant internal computer hardware and software applications and devices was completed in the latter part of 1998. The evaluation identified three pieces of network hardware and one subsidiary operating system that were not Year 2000 compliant. The three pieces of network hardware did not impact time sensitive operations and therefore did not pose any significant Year 2000 risk to the Company. The operating system used by the MedPower subsidiary is in the process of being converted to a new, Year 2000 compliant platform. The new operating system is expected to be fully operational by June 1999 with a total conversion cost estimated at $250,000. The conversion was approximately 60% completed and had expenditures of approximately $150,000 as of the date of this Form 10-K filing. As a result of the above evaluation, management believes that the Year 2000 issue has been adequately addressed with respect to internal use hardware and software.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

A Year 2000 compliance inquiry was prepared and mailed in early October of 1998 to all of the Company's key business partners and service vendors. Responses are being evaluated and follow-up will be performed during 1999 as appropriate. No assurances, however, can be given that the systems of other companies on which the Company's operations rely will become Year 2000 compliant in a timely manner, or that the failure by a third party to become Year 2000 compliant would not have a material adverse effect on the company.

A multi-departmental team consisting of claims, risk management and underwriting management studied and carefully assessed the exposure that might exist in the policies issued by MMIC. The majority of the exposure is related to medical equipment that contains computer chips and may be affected by the Year 2000 bug. This is primarily an exposure for the products liability carrier. All hospital insureds have been surveyed to monitor their compliance to MMIC guidelines on medical equipment. All current hospital insureds are in compliance. At this point, no coverage change or exclusion has been enacted for the medical malpractice professional liability policy. A Year 2000 exclusion became effective January 1, 1999 on all premises and general liability policies issued by MMIC. This exclusion will continue through the 2000 policy year. MMIC has communicated its Year 2000 exposure preparedness to its reinsurers and they fully support the plan as developed. While MMIC feels confident in the completeness of its due diligence on Year 2000 exposure, it is not yet possible to determine whether Year 2000 claims will be made against these policies or if such claims will be held to have merit and what potential financial impact may result.

Although the Company expects to complete its Year 2000 remediation in 1999, there are risks if its efforts are delayed or fail. A delay or failure in remedying a Year 2000 issue, caused by internal computer hardware or software errors or failures, or by key business partners and service vendors who fail to become Year 2000 compliant could, in a worst case, interrupt the Company's business. Depending upon the extent and duration of the business interruption resulting from non-compliance issues, such interruption could have a material adverse effect on the Company's business, financial condition, and results of operations. Although the Company believes the likelihood is remote based on the due diligence performed as described previously, the potential does exist in a worst case scenario for claims to be made by MMIC policyholders for Year 2000 failures they experience. Depending on whether such claims are deemed to have merit and to the extent and amount these claims are awarded compensation, such claims could have a material adverse effect on the Company's business, financial condition, and results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Year 2000 Task Force has developed contingency plans for the Company with the exception of the MedPower subsidiary which is in the process of developing a separate contingency plan. MedPower's contingency plan is expected to be completed by June 1999. If the Company encounters Year 2000 problems with respect to internal computer hardware and software, core functions can be processed manually until the problems are remedied. If unanticipated Year 2000 problems occur with key service vendors, essential services can be handled manually or through other vendors until the problems are resolved. The Year 2000 Task Force will be evaluating the need to test backup manual systems and identify alternative key service vendors. In the event Year 2000 claims are made on policies written by MMIC, the Company believes these claims will be without merit and will vigorously defend its position. Although the Company believes its contingency plans will be adequate, no assurances can be given that such plans will address all risks that may actually arise.

The anticipated completion dates for Year 2000 compliance and the Company's contingency plans and the cost estimates for the completion of Year 2000 modifications are based on management's best estimates utilizing current data regarding available resources, coordination with third parties and other relevant factors and information about systems conversion. No assurances, however, can be given that these estimates will be achieved and actual results may differ from those anticipated.

Readers are reminded that forward-looking statements contained in this description of the Company's treatment of the Year 2000 issue should be read in conjunction with the Company's following disclosures under the heading "Cautionary Note Regarding Forward-Looking Statements."

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements other than historical information contained in this Form 10-K are considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, in addition to the factors discussed in this Form 10-K, there are or will be other important factors that could cause actual results to differ materially from those indicated in such statements. These factors include but are not limited to:

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

ix.   the impact of mergers and acquisitions; and

x. failure of the Company or significant third parties to achieve Year 2000 compliance or material expense incurred in connection with such compliance.

The facts set forth above should be considered in connection with any forward-looking statement contained in this Form 10-K. The important factors that could affect such forward-looking statements are subject to change, and the Company does not intend to update any forward-looking statement or the forgoing list of important factors. By this cautionary note, the Company intends to avail itself of the safe harbor from liability with respect to forward-looking statements provided by Section 27A and Section 21E referred to above.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
         MARKET RISK

Market risk is the risk of loss that may occur when fluctuations in interest and currency exchange rates and equity and commodity prices change the value of a financial instrument. Both derivative and nonderivative financial instruments have market risk. The Company is primarily exposed to interest rate risk on its investment in fixed maturities and equity price risk on its investment in equity securities.

As disclosed previously, the Company's fixed maturity and equity investments are classified as available for sale and are managed to preserve assets, maximize pre-tax total return, and assure adequate liquidity to meet the funding needs of the Company. Under the current investment policy, management does not use derivative instruments to manage exposure to either interest rate risk or equity price risk. Professional outside investment managers adjust portfolio characteristics, such as sector and average life, based on their outlook of market conditions within the parameters set by the Company's investment policy as approved by the Investment Committee of the Board of Directors.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
         MARKET RISK (CONTINUED)

Based on the effective duration of the fixed maturity investment portfolio as of December 31, 1998, an abrupt 100 basis point increase in interest rates along the entire interest rate yield curve would adversely affect the fair value of fixed maturity investments by approximately $8,500,000. Based primarily on past annual performance relative to the Standard & Poors 500 Market Index (S&P 500), an abrupt ten percent decrease in the S&P 500 would adversely affect the fair value of equity securities by approximately $10,000,000 at December 31, 1998. The Company believes that there would be no material effect on its net income and cash flows in either scenario. This effect on net income and cash flows does not consider the possible effects a change in economic activity could have in such an environment. Investors, customers, regulators and legislators could respond to these fluctuations in ways the Company cannot foresee. Because the Company cannot be certain what specific actions would be taken and their effects, the above sensitivity analyses assume no significant changes in the Company's financial structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Midwest Medical Insurance Holding Company and Subsidiaries are presented on the following pages 25 through 53 of this Annual Report on Form 10-K.

           Midwest Medical Insurance Holding Company and Subsidiaries

                       Consolidated Financial Statements

                Years ended December 31, 1998, 1997 and 1996


                                      CONTENTS

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . 26

Consolidated Financial Statements

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . 27
Consolidated Statements of Income. . . . . . . . . . . . . . . . . . . . . 28
Consolidated Statements of Changes in Other Shareholders' Equity . . . . . 29
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . 30
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 31

                           Report of Independent Auditors

Board of Directors
Midwest Medical Insurance Holding Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of Midwest Medical Insurance Holding Company and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in other shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midwest Medical Insurance Holding Company and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.

                                         /s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
February 1, 1999

               Midwest Medical Insurance Holding Company and Subsidiaries

                          Consolidated Balance Sheets

                     (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                                         DECEMBER 31
                                                                     1998           1997
                                                                   -----------------------
ASSETS
Investments:
  Fixed maturities at fair value (cost: 1998--$161,430;
    1997--$170,590)                                                $164,652       $171,975
  Equity securities at fair value (cost: 1998--$41,907
    1997--$21,576)                                                   86,553         50,862
  Short-term                                                          3,556         13,909
  Other                                                              10,000         10,000
                                                                   -----------------------
                                                                    264,761        246,746

Cash                                                                    647          2,378
Accrued investment income                                             1,739          2,341
Reinsurance recoverable                                              16,499         19,117
Amounts due from reinsurers                                           3,191              -
Other assets                                                          8,646          4,933
                                                                   -----------------------
Total assets                                                       $295,483       $275,515
                                                                   -----------------------
                                                                   -----------------------
LIABILITIES, REDEEMABLE STOCK AND OTHER
  SHAREHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses                       $110,964       $107,806
  Unearned premiums                                                   8,173          6,072
  Retrospective premiums                                              8,543          9,905
  Deferred income taxes                                              10,966          3,592
  Amounts due reinsurers                                                  -          2,984
  Other liabilities                                                   6,244         11,389
                                                                   -----------------------
Total liabilities                                                   144,890        141,748

Redeemable stock:
  Class A Common Stock--authorized 300,000 shares,
    issued and outstanding 125,682 shares in 1998
    and 121,322 shares in 1997                                        8,146          7,476
  Class B Common Stock--authorized, issued and outstanding 1 share        1              1
                                                                   -----------------------
                                                                      8,147          7,477

Other shareholders' equity                                          142,446        126,290
                                                                   -----------------------
Total liabilities, redeemable stock and other
  shareholders' equity                                             $295,483       $275,515
                                                                   -----------------------
                                                                   -----------------------

SEE ACCOMPANYING NOTES.

              Midwest Medical Insurance Holding Company and Subsidiaries

                            Consolidated Statements of Income

                      (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                              YEAR ENDED DECEMBER 31
                                                                      1998           1997          1996
                                                                    -------------------------------------
Revenues:
  Net premiums earned                                               $35,014        $32,916        $31,177
  Net investment income                                              10,919         11,509         12,061
  Realized capital gains                                              8,949          6,484          1,771
  Other                                                               1,536          1,283          1,726
                                                                    -------------------------------------
                                                                     56,418         52,192         46,735

Losses and expenses:
  Losses and loss adjustment expenses                                37,494         31,834         32,257
  Underwriting, acquisition and insurance expenses                    6,698          5,509          4,681
  Other operating expenses                                            3,589          1,086            858
                                                                    -------------------------------------
                                                                     47,781         38,429         37,796
                                                                    -------------------------------------
Income before income taxes                                            8,637         13,763          8,939

Income taxes                                                          2,689          4,463          1,458
                                                                    -------------------------------------
Net income                                                           $5,948         $9,300         $7,481
                                                                    -------------------------------------
                                                                    -------------------------------------

Income per common share                                              $48.36         $77.79         $64.45
                                                                    -------------------------------------
                                                                    -------------------------------------

Income per common share--assuming dilution                           $43.65         $70.23         $58.33
                                                                    -------------------------------------
                                                                    -------------------------------------

SEE ACCOMPANYING NOTES.

          Midwest Medical Insurance Holding Company and Subsidiaries

        Consolidated Statements of Changes in Other Shareholders' Equity

                                  (IN THOUSANDS)

                                                                                                              ACCUMULATED
                                                                                                                 OTHER
                                                                                   PAID-IN       RETAINED    COMPREHENSIVE
                                                                     TOTAL         CAPITAL       EARNINGS        INCOME
                                                                   -------------------------------------------------------
Balance at December 31, 1995                                       $103,292        $12,789        $78,204        $12,299
  Comprehensive income:
    Net income                                                        7,481              -          7,481              -
    Other comprehensive income:
      Unrealized gains on securities net of $1,468 in taxes           2,726              -              -          2,726
      Reclassification adjustment for gains included in net
       income net of $620 in taxes                                   (1,151)             -              -         (1,151)
                                                                   --------
  Total comprehensive income                                          9,056
  Net income of non-insurance entities includable in Class A
    Common Stock redemption value                                    (1,070)             -         (1,070)             -
                                                                   -----------------------------------------------------
Balance at December 31, 1996                                        111,278         12,789         84,615         13,874
  Comprehensive income:
    Net income                                                        9,300              -          9,300              -
    Other comprehensive income:
      Unrealized gains on securities net of $5,491 in taxes          10,199              -              -         10,199
      Reclassification adjustment for gains included in net
       income net of $2,269 in taxes                                 (4,215)             -              -         (4,215)
                                                                   --------
  Total comprehensive income                                         15,284
  Net income of non-insurance entities includable in Class A
    Common Stock redemption value                                      (272)             -           (272)             -
                                                                   -----------------------------------------------------
Balance at December 31, 1997                                        126,290         12,789         93,643         19,858
  Comprehensive income:
    Net income                                                        5,948              -          5,948              -
    Other comprehensive income:
      Unrealized gains on securities net of $9,111 in taxes          16,921              -              -         16,921
      Reclassification adjustment for gains included in net
       income net of $3,132 in taxes                                 (5,817)             -              -         (5,817)
                                                                   --------
  Total comprehensive income                                         17,052
  Dividend paid by Midwest Medical Insurance Company to
    Midwest Medical Insurance Holding Company                        (2,000)             -         (2,000)             -
  Net loss of non-insurance entities includable in Class A
    Common Stock redemption value                                     1,104              -          1,104              -
                                                                   -----------------------------------------------------
Balance at December 31, 1998                                       $142,446        $12,789        $98,695        $30,962
                                                                   -----------------------------------------------------
                                                                   -----------------------------------------------------

SEE ACCOMPANYING NOTES.

               Midwest Medical Insurance Holding Company and Subsidiaries

                        Consolidated Statements of Cash Flows

                                   (IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31
                                                                      1998           1997           1996
                                                                  ---------------------------------------
OPERATING ACTIVITIES
Net income                                                        $   5,948      $   9,300       $  7,481
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Decrease in accrued investment income                               602            437             97
    Decrease in reinsurance recoverable                               2,618          3,057          2,938
    Increase in amounts due from reinsurers                          (3,191)             -              -
    (Increase) decrease in other assets                              (3,713)         1,518          1,015
    Deferred tax provision                                            1,354          1,494            298
    Increase (decrease) in unpaid losses and loss
      adjustment expenses                                             3,158         (2,231)       (10,227)
    Increase (decrease) in unearned premiums                          2,101           (788)          (173)
    Decrease in retrospective premiums                               (1,362)          (933)           (26)
    Decrease in amounts due reinsurers                               (2,984)        (4,290)          (544)
    (Decrease) increase in other liabilities                         (5,145)         3,287           (236)
    Accretion of bond discount, net of premium amortization            (266)          (618)        (1,080)
    Realized capital gains                                           (8,949)        (6,484)        (1,771)
    Compensation expense for vested Class A common shares               224            253            156
                                                                  ---------------------------------------
                                                                     (9,605)         4,002         (2,072)
INVESTING ACTIVITIES
Purchases of fixed maturity investments and equity securities      (401,922)      (311,947)       (75,684)
Sales of fixed maturity investments and equity securities           398,717        316,982         54,293
Calls and maturities of fixed maturity investments                    1,250              -         16,250
Net sales (purchases) of short-term investments                       6,502         (6,011)         7,117
Capitalization of Midwest Medical Solutions, Inc.                     3,850              -              -
                                                                  ---------------------------------------
                                                                      8,397           (976)         1,976
FINANCING ACTIVITIES
Redemption of Class A Common Stock                                     (523)          (648)          (608)
                                                                  ---------------------------------------

(Decrease) increase in cash                                          (1,731)         2,378           (704)
Cash at beginning of year                                             2,378              -            704
                                                                  ---------------------------------------
Cash at end of year                                               $     647      $   2,378       $      -
                                                                  ---------------------------------------
                                                                  ---------------------------------------

SEE ACCOMPANYING NOTES.

              Midwest Medical Insurance Holding Company and Subsidiaries

                      Notes to Consolidated Financial Statements

                                  December 31, 1998

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

During 1995, MMIHC formed MMIHC Insurance Services, Inc. (Services) to provide agency services for the distribution of complementary insurance products and services to physicians, clinics and hospitals.

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

During 1997, MMIHC formed Midwest Medical Solutions, Inc. (Solutions) as a business development company to strengthen and promote the independence and interdependencies of physicians, clinics and hospitals that MMIC serves. Business development opportunities being pursued include practice enhancement, strategic consulting, and electronic processing and integration services and support.

              Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

Effective January 1, 1998, Solutions purchased the assets and operations of MedPower Information Resources, Inc. (MedPower). MedPower processes and electronically submits medical claims for a network of over 100 provider entities. MedPower also provides various information consulting and network support services.

MMIHC provides management and administrative services to MMIC for a fee generally equal to the cost of services provided plus ten percent. The insurance company provides professional liability insurance to physicians, clinics, hospitals and healthcare systems in Minnesota, Iowa, Nebraska, Wisconsin, Illinois, North Dakota and South Dakota.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of MMIHC and its wholly-owned subsidiaries, MMIC, Services, and Solutions, which includes Solution's wholly-owned subsidiary, MedPower. All transactions between MMIHC and its subsidiaries have been eliminated in consolidation with the exception of the distribution of capital to MMIHC by MMIC in the form of dividends.

              Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

Hereafter, MMIHC, MMIC, Services, Solutions and MedPower shall be collectively referred to as the Company unless the reference pertains to a specific entity.

BASIS OF PRESENTATION

The consolidated financial statements have been presented in conformity with generally accepted accounting principles, which differ in certain respects from statutory accounting practices followed by MMIC in reporting to the Department of Commerce of the State of Minnesota (see Note 10).

COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement 130, REPORTING COMPREHENSIVE INCOME. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

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

              Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

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

Consistent with management's classification of its investment in debt and equity securities as available for sale, such investments are carried at fair value with unrealized holding gains and losses reflected as a component of other comprehensive income, net of applicable deferred taxes.

Fair values are based on quoted market prices, where available. For fixed maturity investments not actively traded, fair values are estimated using values obtained from independent pricing services.

Short-term investments are principally money market funds backed by U.S. government securities and are recorded at cost which approximates fair value.

Other investments are less than twenty percent equity interests in non-traded real estate investment trusts and are recorded at cost.

Realized gains and losses on sales of investments are reported on a pre-tax basis as a component of income and are determined on the specific identification basis.

              Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

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

MMIC has a retro premium program whereby physicians may receive credits against future premiums based upon loss experience of MMIC. Amounts to be returned under the program are accrued when approved by the Board of Directors and reflected as a reduction in net premiums earned.

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

              Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

ACQUISITION COSTS

Acquisition costs are expensed when incurred. Due to the nature of its operations, MMIC does not pay significant amounts in commissions.

INCOME TAXES

The Company files a consolidated tax return with its subsidiaries. Income tax expense is allocated to the subsidiaries based upon separate company taxable income under a tax-sharing agreement. The Company uses the asset and liability method of accounting for income taxes. Deferred income tax assets or liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if earned but unissued shares of Class A common stock were issued.

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

              Midwest Medical Insurance Holding Company and Subsidiaries

2. REDEEMABLE STOCK (CONTINUED)

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

              Midwest Medical Insurance Holding Company and Subsidiaries

2. REDEEMABLE STOCK (CONTINUED)

Following is the detail of changes in redeemable stock for each of the three years in the period ended December 31, 1998 (in thousands, except for share and per share amounts):

                                                                                                                       ACCUMULATED
                                                                   CLASS A COMMON STOCK  CLASS B   MMIHC     MMIHC       OTHER
                                                                   --------------------   COMMON  PAID-IN   RETAINED  COMPREHENSIVE
                                                           TOTAL    SHARES     AMOUNT     STOCK   CAPITAL   EARNINGS     INCOME
                                                           -------------------------------------------------------------------------
Balance at December 31, 1995                               $6,975  116,251      $ 1        $1     $4,752    $2,164       $ 57
  Comprehensive income:
    Net income of non-insurance entities includable
      in Class A Common Stock redemption value              1,070        -        -         -          -     1,070          -
    Other comprehensive income:
      Unrealized gains on securities net of $6 in taxes        11        -        -         -          -         -         11
                                                           ------
  Total comprehensive income                                1,081
  Redemption of shares due to policyholder terminations
    by effective date:
      January 1, 1996 to June 30, 1996; NRV of $60.00        (377)  (6,277)      (1)        -       (259)     (117)         -
      July 1, 1996 to December 31, 1996; NRV of $57.84       (231)  (3,995)       -         -       (159)      (72)         -
  Issuance of shares to vested policyholders                    -    9,540        1         -          -        (1)         -
  Initial issuance of shares to policyholders upon vesting    156    2,690        -         -        156         -          -
                                                           ----------------------------------------------------------------------
Balance at December 31, 1996 (CARRIED FORWARD)              7,604  118,209        1         1      4,490     3,044         68

              Midwest Medical Insurance Holding Company and Subsidiaries

2. REDEEMABLE STOCK (CONTINUED)

                                                                                                                       ACCUMULATED
                                                                   CLASS A COMMON STOCK  CLASS B   MMIHC     MMIHC       OTHER
                                                                   --------------------   COMMON  PAID-IN   RETAINED  COMPREHENSIVE
                                                           TOTAL    SHARES     AMOUNT     STOCK   CAPITAL   EARNINGS     INCOME
                                                           -------------------------------------------------------------------------
Balance at December 31, 1996 (BROUGHT FORWARD)             $7,604   118,209       $ 1        $1     $4,490    $3,044       $ 68
  Comprehensive income:
    Net income of non-insurance entities includable
      in Class A Common Stock redemption value                272         -         -         -          -       272          -
  Other comprehensive income:
    Unrealized gains on securities net of $6 in taxes          11         -         -         -          -         -         11
                                                           ------
  Total comprehensive income                                  283
  Redemption of shares due to policyholder terminations
    by effective date:
      January 1, 1997 to June 30, 1997; NRV of $64.33        (278)   (4,363)        -         -       (165)     (113)         -
      July 1, 1997 to December 31, 1997; NRV of $62.12       (370)   (5,943)       (1)        -       (220)     (149)         -
  Issuance of shares to vested policyholders                    -     9,406         1         -          -        (1)         -
  Initial issuance of shares to policyholders upon vesting    253     4,013         -         -        253         -          -
  Other                                                       (15)        -         -         -          -       (15)         -
                                                           ------------------------------------------------------------------------
Balance at December 31, 1997 (CARRIED FORWARD)              7,477   121,322         1         1      4,358     3,038         79

              Midwest Medical Insurance Holding Company and Subsidiaries

2. REDEEMABLE STOCK (CONTINUED)

                                                                                                                       ACCUMULATED
                                                                   CLASS A COMMON STOCK  CLASS B   MMIHC     MMIHC       OTHER
                                                                   --------------------   COMMON  PAID-IN   RETAINED  COMPREHENSIVE
                                                           TOTAL    SHARES     AMOUNT     STOCK   CAPITAL   EARNINGS     INCOME
                                                           -------------------------------------------------------------------------
Balance at December 31, 1997 (BROUGHT FORWARD)             $ 7,477  121,322       $ 1        $1     $4,358    $ 3,038       $ 79
  Comprehensive income:
    Net loss of non-insurance entities includable in
      Class A Common Stock redemption value                 (1,104)       -         -         -          -     (1,104)         -
    Other comprehensive income:
      Unrealized gains on securities net of $39 in taxes        73        -         -         -          -          -         73
                                                           -------
  Total comprehensive income                                (1,031)
  Redemption of shares due to policyholder terminations
    by effective date:
      January 1, 1998 to June 30, 1998; NRV of $61.63         (251)  (4,070)        -         -       (147)      (104)         -
      July 1, 1998 to December 31, 1998; NRV of $54.70        (272)  (4,935)       (1)        -       (160)      (111)         -
  Issuance of shares to vested policyholders                     -    9,437         1         -          -         (1)         -
  Initial issuance of shares to policyholders upon vesting     224    3,928         -         -        224          -          -
  Dividend from MMIC                                         2,000        -         -         -      2,000          -          -
                                                           ------------------------------------------------------------------------
Balance at December 31, 1998                               $ 8,147  125,682       $ 1        $1     $6,275    $ 1,718       $152
                                                           ------------------------------------------------------------------------
                                                           ------------------------------------------------------------------------

            Midwest Medical Insurance Holding Company and Subsidiaries

3. INVESTMENTS

Components of net investment income are summarized as follows (in thousands):

                                       1998         1997         1996
                                     ---------------------------------
Fixed maturities                     $ 9,340      $10,901      $11,561
Equity securities                        820          523          380
Short-term investments                   926          939          904
Other investments                        855            -            -
                                     ---------------------------------
                                      11,941       12,363       12,845
Investment expenses                   (1,022)        (854)        (784)
                                     ---------------------------------
                                     $10,919      $11,509      $12,061
                                     ---------------------------------
                                     ---------------------------------

The cost (amortized cost for fixed maturities) and fair value of available for sale investments are as follows (in thousands):

                                              DECEMBER 31, 1998
                                  -----------------------------------------------
                                                GROSS        GROSS
                                              UNREALIZED   UNREALIZED    MARKET
                                    COST         GAINS        LOSSES      VALUE
                                  -----------------------------------------------
Fixed maturities:
  MMIC:
    United States Government      $110,729     $  2,729       $ (70)     $113,388
    Public utilities                 1,609            5            -        1,614
    Industrial and other            49,092          651         (93)       49,650
                                  -----------------------------------------------
Total                             $161,430     $  3,385       $(163)     $164,652
                                  -----------------------------------------------
                                  -----------------------------------------------
Equity securities:
  MMIHC                           $    520     $    234       $   -      $    754
  MMIC                              41,387       45,297        (885)       85,799
                                  -----------------------------------------------
Total                             $ 41,907     $ 45,531       $(885)     $ 86,553
                                  -----------------------------------------------
                                  -----------------------------------------------

            Midwest Medical Insurance Holding Company and Subsidiaries

3. INVESTMENTS (CONTINUED)

                                                   DECEMBER 31, 1997
                                  -----------------------------------------------
                                                 GROSS       GROSS
                                               UNREALIZED  UNREALIZED      MARKET
                                    COST         GAINS       LOSSES        VALUE
                                  -----------------------------------------------
Fixed maturities:
  MMIHC:
    United States Government      $  1,255     $      -       $  -       $  1,255
    Industrial and other                53            -          -             53
  MMIC:
    United States Government        97,234          801        (36)        97,999
    State and other political
      subdivisions                  32,991          383          -         33,374
    Industrial and other            39,057          257        (20)        39,294
                                  -----------------------------------------------
Total                             $170,590     $  1,441       $(56)      $171,975
                                  -----------------------------------------------
                                  -----------------------------------------------
Equity securities:
  MMIHC                           $    981     $    122       $  -       $  1,103
  MMIC                              20,595       29,164          -         49,759
                                  -----------------------------------------------
Total                             $ 21,576     $ 29,286       $  -       $ 50,862
                                  -----------------------------------------------
                                  -----------------------------------------------

The components of the unrealized appreciation on available for sale securities as of December 31 are as follows (in thousands):

                                       1998                 1997
                                 -----------------    -----------------
                                  MMIHC    MMIC       MMIHC     MMIC
                                 -----------------    -----------------
Fixed maturities:
  Gross unrealized gains         $    - $   3,385     $    -  $  1,441
  Gross unrealized losses             -      (163)         -       (56)

Equity securities:
  Gross unrealized gains            234    45,297        122    29,164
  Gross unrealized losses             -      (885)         -         -
                                 -----------------    -----------------
                                    234    47,634        122    30,549
Deferred income taxes               (82)  (16,672)       (43)  (10,691)
                                 -----------------    -----------------
                                 $  152 $  30,962     $   79  $ 19,858
                                 -----------------    -----------------
                                 -----------------    -----------------

            Midwest Medical Insurance Holding Company and Subsidiaries

3. INVESTMENTS (CONTINUED)

The amortized cost and market value of fixed maturities at December 31, 1998, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             AMORTIZED      MARKET
                                               COST          VALUE
                                            ------------------------
Due in one year or less                       $  6,192      $  6,221
Due after one year through five years           40,322        40,982
Due after five years through ten years          27,671        28,309
Due after ten years                             87,245        89,140
                                            ------------------------
                                              $161,430      $164,652
                                            ------------------------
                                            ------------------------

Proceeds from sales of available for sale investments and the related gross realized gains and losses are as follows (in thousands):

                                                    GROSS       GROSS
                                       PROCEEDS    REALIZED    REALIZED
                                      FROM SALES     GAINS      LOSSES
                                      --------------------------------
Year ended December 31, 1998:
  Fixed maturities                     $382,048      $3,600      $(769)
  Equity securities                      16,669       6,404       (286)

Year ended December 31, 1997:
  Fixed maturities                      310,235       5,806       (884)
  Equity securities                       6,747       2,109       (547)

Year ended December 31, 1996:
  Fixed maturities                       46,735         803       (214)
  Equity securities                       7,558       1,347       (165)

Net unrealized appreciation of fixed maturities increased (decreased) by $1,837,000, $(2,197,000) and $(4,691,000) and net unrealized appreciation of equity securities increased by $15,360,000, $11,417,000 and $7,140,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

            Midwest Medical Insurance Holding Company and Subsidiaries

4. RETROSPECTIVE PREMIUMS

The components of retrospective premiums at December 31 are as follows (in thousands):

                                                          1998         1997
                                                         -------------------
Retrospective premium credits declared:
  Minnesota policyholders                                $5,200       $5,000
  North Dakota policyholders                                280            -
  Iowa policyholders active at date of merger
    and renewing in 1999 and 1998                         3,063        3,100
Favorable development on pre-merger IPMIT
    liabilities not yet approved for credit                   -        1,805
                                                         -------------------
                                                         $8,543       $9,905
                                                         -------------------
                                                         -------------------

A provision of the agreement and plan of merger between IPMIT and the Company requires that any favorable development of certain pre-merger liabilities of IPMIT be paid to the former IPMIT policyholders who remain active MMIC insureds as of the date of payment through a retrospective premium credit. The agreement further stipulates that any amounts due under this provision must be finalized using financial information available as of December 31, 1998. Final amounts due under this provision will be paid to physician insureds in early 1999. Actual payments of $3,073,000 and $2,501,000 were made to former IPMIT policyholders in 1998 and 1997, respectively. Actual retrospective premium payments made to Minnesota policyholders' accounts in 1998 and 1997 were $5,008,000 and $4,803,000, respectively.

A provision of the agreement and plan of merger between MLM and the Company requires that any favorable development of certain pre-merger liabilities of MLM be paid to the former MLM policyholders who remain active MMIC insureds as of the date of payment through a retrospective premium credit. The agreement further stipulates that any amounts due under this provision must be settled no later than June 5, 2001. As of December 31, 1998, there has been no favorable development and therefore there is no accrual related to this provision.

            Midwest Medical Insurance Holding Company and Subsidiaries

5. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The reconciliation of the liability for unpaid losses and loss adjustment expenses is as follows (in thousands):

                                                       1998          1997           1996
                                                    --------------------------------------
Balance as of January 1, net of reinsurance
  recoverables                                      $ 89,394       $ 90,342       $ 96,424

Incurred related to:
  Current year                                        41,927         40,186         41,101
  Prior years                                         (4,433)        (8,352)        (8,844)
                                                    --------------------------------------
Total incurred                                        37,494         31,834         32,257

Paid related to:
  Current year                                         3,666          2,685          4,885
  Prior years                                         28,755         30,097         33,454
                                                    --------------------------------------
Total paid                                            32,421         32,782         38,339
                                                    --------------------------------------

Balance as of December 31, net of reinsurance
  recoverables                                        94,467         89,394         90,342

Reinsurance recoverables at December 31               16,497         18,412         19,695
                                                    --------------------------------------
Balance as of December 31, gross                    $110,964       $107,806       $110,037
                                                    --------------------------------------
                                                    --------------------------------------

The Company continually evaluates emerging trends in the development of loss liabilities including the trends related to the pre-merger IPMIT and MLM business. Based on this analysis, management periodically adjusts their estimates of ultimate losses. See Note 4 regarding retrospective premium credits paid and accrued.

            Midwest Medical Insurance Holding Company and Subsidiaries

6. INCOME TAXES

Components of income taxes are as follows (in thousands):


                                       1998   1997    1996
                                      ---------------------
Current provision                     $1,335 $2,969  $1,160

Deferred tax provision                 1,354  1,494     298
                                      ---------------------
                                      $2,689 $4,463  $1,458
                                      ---------------------
                                      ---------------------

The Company's income taxes differ from the federal statutory rate applied to income before tax as follows (in thousands):

                                                        1998           1997           1996
                                                    ---------------------------------------
Income before tax at the federal statutory rate
  of 35%                                            $  3,023        $ 4,817        $ 3,129
Tax-exempt income (net of proration adjustment)            -           (775)        (1,374)
Dividends received deductions (net of proration
  adjustment)                                            (99)           (89)           (78)
State income taxes, net of federal tax benefit            37            198             50
Payment of prior year taxes                                -            300              -
Recovery of prior year taxes                            (267)             -              -
Proceeds on life insurance                                 -              -           (368)
Other                                                     (5)            12             99
                                                    ---------------------------------------
                                                    $  2,689        $ 4,463        $ 1,458
                                                    ---------------------------------------
                                                    ---------------------------------------

            Midwest Medical Insurance Holding Company and Subsidiaries

6. INCOME TAXES (CONTINUED)

The deferred income tax provision includes the following differences between financial and income tax reporting (in thousands):

                                                        1998           1997           1996
                                                      -------------------------------------
Discounting of post-1986 unpaid losses and loss
  adjustment expenses                                 $  842         $  323         $1,190
Liabilities not currently deductible                     596            636           (274)
Unearned premiums                                       (151)            57              6
Utilization of alternative minimum tax carryforwards       -            496              -
Alternative minimum tax carryforwards                      -              -           (496)
Other                                                     67            (18)          (128)
                                                      -------------------------------------
                                                      $1,354         $1,494         $  298
                                                      -------------------------------------
                                                      -------------------------------------

The Company made income tax payments of $3,041,000, $1,518,000 and $3,260,000 in 1998, 1997 and 1996, respectively.

The components of the net deferred income tax (liability) asset as of December 31 are as follows (in thousands):

                                                        1998           1997
                                                    ------------------------
Deferred tax assets:
  Unpaid losses and loss adjustment expenses        $  4,154       $  4,996
  Liabilities not currently deductible                 1,079          1,675
  Unearned premiums                                      628            477
  Other                                                  550            552
                                                    ------------------------
                                                       6,411          7,700
Deferred tax liabilities:
  Unrealized gains                                   (16,754)       (10,734)
  Other                                                 (623)          (558)
                                                    ------------------------
                                                     (17,377)       (11,292)
                                                    ------------------------
                                                    $(10,966)       $(3,592)
                                                    ------------------------
                                                    ------------------------

            Midwest Medical Insurance Holding Company and Subsidiaries

6. INCOME TAXES (CONTINUED)

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

7. REINSURANCE

To reduce overall risk, including exposure to large losses, the Company participates in various reinsurance programs. MMIC would only become liable for losses in excess of stipulated amounts in the event that any reinsuring company were unable to meet its obligations under the existing agreement. Management is not aware of any such default at December 31, 1998. Reinsurance recoverables on paid and unpaid losses of $16,277,000 and $16,141,000 are associated with a single reinsurer, General Reinsurance Corporation, at December 31, 1998 and 1997, respectively.

MMIC is authorized to issue policies with limits not to exceed $12,000,000 for each claim and $14,000,000 in the aggregate under each policy in any one policy year. Limits in excess of $12,000,000 for each claim and $14,000,000 annual aggregate are available to physicians and clinics through reinsurance placed on a facultative basis by MMIC. The Company generally retains the first $750,000 of each claim and reinsures the remainder through a treaty under which premiums are subject to adjustment based on experience.

Total ceded reinsurance premiums, before the effects of treaty commutations, for the years ended December 31, 1998, 1997 and 1996 were $3,104,000, $3,329,000 and
$6,416,000, respectively. Loss and loss adjustment expenses incurred are net of applicable reinsurance of $2,240,000, $2,455,000 and $2,459,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

In 1998, the Company commuted reinsurance treaties covering the period January 1, 1991 through December 31, 1991. Net premiums recovered as a result of these commutations of $789,000 have been included in net premiums earned in 1998.

In 1996, the Company commuted reinsurance treaties covering the period January 1, 1989 through December 31, 1990. Net premiums recovered as a result of these commutations of $2,194,000 have been included in net premiums earned in 1996.

            Midwest Medical Insurance Holding Company and Subsidiaries

8. OTHER COMMITMENTS

In the normal course of claim settlement, MMIC negotiates structured settlements including the purchase of annuities from life insurance companies with an A+ rating from A.M. Best (an industry rating organization) at the date of issue and a minimum of $100 million in surplus. These annuities guarantee a stream of payments to the claimant holding the annuity. The majority of these settlements have been assigned to the life insurance company which releases MMIC from any future contractual liability to the claimant. MMIC and its reinsurers could only become liable for ultimate settlement of those claims which have not been assigned. At December 31, 1998 and 1997, respectively, non-assigned structured settlements guaranteed $5,820,000 and $12,299,000 of payments under annuity contracts for which MMIC and its reinsurers paid $2,627,000 and $4,726,000. In the event that the insurance company issuing the annuity was unable to meet its obligation under the terms provided, MMIC would be liable for the ultimate settlement.

9. BENEFIT PLANS

The Company has a non-contributory defined contribution pension plan covering substantially all employees. Contributions to the plan are based upon each covered employee's salary. The Company also sponsors a 401(k) plan covering substantially all employees and provides a fifty percent match on employee contributions subject to certain limitations. Total contributions charged to expense for the years ended December 31, 1998, 1997 and 1996 were $521,000, $393,000 and $371,000, respectively.

The Company provides an unfunded Supplemental Executive Retirement Plan (SERP) which is a non-qualified, defined benefit retirement plan covering certain Company officers. Benefits are based upon years of service and compensation. Although the plan is technically unfunded, the Company invests in specified assets which are designed to coordinate with the projected obligation under the SERP. The net periodic pension cost for this plan was $404,000, $363,000 and $323,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The liability recognized in the consolidated balance sheets at December 31, 1998 and 1997 related to this plan was $2,439,000 and $2,192,000, respectively.

            Midwest Medical Insurance Holding Company and Subsidiaries

9. BENEFIT PLANS (CONTINUED)

The Company also provides medical benefits to retirees through a defined benefit post-retirement plan which covers substantially all employees. The net periodic post-retirement benefit cost for the years ended December 31, 1998, 1997 and 1996 was $41,000, $27,000 and $30,000, respectively. As of December 31, 1998 the plan was fully funded. As of December 31, 1997, the net post-retirement benefit plan liability was $4,000.

10. RECONCILIATION WITH STATUTORY ACCOUNTING PRINCIPLES

The following is a reconciliation of net income and shareholders' equity under generally accepted accounting principles with that reported for MMIC on a statutory basis (in thousands):

                              Net Income

                                                              YEAR ENDED DECEMBER 31
                                                        1998           1997         1996
                                                      ------------------------------------
As reported under generally accepted
  accounting principles                               $5,948        $ 9,300        $ 7,481
(Income) loss of non-insurance entities                1,104           (272)        (1,070)
                                                      ------------------------------------
On the basis of generally accepted accounting
  principles, MMIC only                                7,052          9,028          6,411
Additions (deductions):
  Deferred income taxes                                1,390          1,525            445
  Other                                                    -              -            123
                                                      ------------------------------------
On the basis of statutory accounting principles       $8,442        $10,553         $6,979
                                                      ------------------------------------
                                                      ------------------------------------

            Midwest Medical Insurance Holding Company and Subsidiaries

10. RECONCILIATION WITH STATUTORY ACCOUNTING PRINCIPLES (CONTINUED)

                                Shareholders' Equity

                                                          DECEMBER 31
                                                  1998       1997        1996
                                                ---------------------------------
  As reported under generally accepted
    accounting principles                       $142,446    $126,290    $111,278
  Additions (deductions):
    Deferred income taxes                         11,526       4,158        (590)
    Unrealized (gain) loss on fixed maturities    (3,222)     (1,385)     (3,580)
    Other                                            (34)         (3)        (41)
                                                ---------------------------------
  On the basis of statutory accounting
   principles                                   $150,716    $129,060    $107,067
                                                ---------------------------------
                                                ---------------------------------

The equity of MMIHC, exclusive of the carrying value of its investment in MMIC, is subject to redemption and therefore reported outside of shareholders' equity under the caption redeemable stock. As a result, consolidated other shareholders' equity as reported on the balance sheets represents equity of MMIC only under generally accepted accounting principles.

Under Minnesota insurance statutes, MMIC is required to maintain statutory surplus in excess of ten times its per occurrence reinsurance retention limit. The minimum level is $7,500,000 for 1998 and 1997.

            Midwest Medical Insurance Holding Company and Subsidiaries

11. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

                                       1998        1997        1996
                                      --------------------------------
  Numerator for basic and dilutive
    earnings per share available
    to common shareholders              $5,948      $9,300      $7,481
                                      --------------------------------
                                      --------------------------------
  Denominator:
    Denominator for basic earnings
      per share--weighted average
      shares                           123,004     119,554     116,071

    Effect of dilutive securities:
      Unvested shares                   13,247      12,873      12,188
                                      --------------------------------
  Denominator for dilutive
    earnings per share--adjusted
    weighted-average shares and
    assumed conversions                136,251     132,427     128,259
                                      --------------------------------
                                      --------------------------------
  Basic earnings per share              $48.36      $77.79      $64.45
                                      --------------------------------
                                      --------------------------------
  Diluted earnings per share            $43.65      $70.23      $58.33
                                      --------------------------------
                                      --------------------------------

            Midwest Medical Insurance Holding Company and Subsidiaries

12. NET REDEMPTION VALUE

The net redemption value per share of the Class A common shares was as follows:

                                        CLASS A    NET REDEMPTION
                           MMIHC     COMMON SHARES   VALUE PER
                         NET EQUITY   OUTSTANDING       SHARE
                         -----------------------------------------
                           (000S)
December 31, 1994          $7,712        116,855*          $66.00
                           ------                          ------
                           ------                          ------
December 31, 1995          $6,975        116,251*          $60.00
                           ------                          ------
                           ------                          ------
December 31, 1996          $7,604        118,209           $64.33
                           ------                          ------
                           ------                          ------
December 31, 1997          $7,477        121,322           $61.63
                           ------                          ------
                           ------                          ------
December 31, 1998          $8,147        125,682           $64.81
                           ------                          ------
                           ------                          ------

* Includes pro forma shares related to merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The names and ages of the directors of MMIHC and MMIC, the year each first became a director, and the number of Class A Common Shares owned by each as of December 31, 1998, are as follows:

                                                                                 CLASS A
                                                                                 COMMON
                                          DIRECTOR        PRINCIPAL               SHARES
               NAME                 AGE    SINCE          OCCUPATION              OWNED
-----------------------------------------------------------------------------------------
Michael Abrams                       37     1996  Exec V.P. Iowa Medical Society   -
John R. Balfanz, M.D.                53     1995  Physician                       15
Gail P. Bender                       51     1996  Physician                       23
James R. Bishop, M.D.                57     1994  Physician                        -
David P. Bounk                       52     1995  President and CEO                -
Roger L. Frerichs, M.D.              59     1988  Surgeon                         88
Richard Geier, Jr., M.D.             58     1995  Physician                       24
Anthony C. Jaspers, M.D.             51     1996  Physician                       52
Russel J. Kuzel, M.D.                46     1997  Physician                       27
Wayne F. Leebaw, M.D.                55     1994  Physician                       25
Steven A. McCue, M.D.                57     1995  Physician                      126
William J. McMillan, Jr. M.D.        51     1997  Physician                       70
Harold W. Miller, M.D.               51     1996  Physician                       27
Anton S. Nesse, M.D.                 60     1989  Radiologist                     54
Mark D. Odlund, M.D.                 46     1996  Physician                       88
G. William Orr, M.D.                 63     1996  Physician                       56
Norman Rinderknecht, M.D.            64     1993  Physician                       97
Paul S. Sanders, M.D.                54     1984  CEO-MN Medical Assoc.            -
Richard D. Schmidt, M.D.
  Secretary                          55     1990  Physician                      152
Judith F. Shank, M.D.                56     1999  Physician                       15
Andrew J. K. Smith, M.D.
  Chairman of Board                  56     1990  Neurological Surgeon           199
G. David Spoelhof, M.D.              45     1989  Physician                       48
Tom D. Throckmorton, M.D.            53     1997  Physician                       72
R. Bruce Trimble, M.D.
  Vice Chair of Board                58     1993  Physician                       23

The Bylaws of MMIHC provide that MMIHC's Board of Directors shall include the following: (1) up to 20 physicians divided into three classes and elected for staggered three-year terms; (2) for as long as the Class B Common Share is outstanding, the Chief Executive Officer of the MMA and the Executive Vice President of the IMS, both of whom shall be ex-officio directors; (3) the President of MMIHC as an ex-officio director; and (4) such additional ex-officio and

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        (CONTINUED)

advisory members as the Board of Directors may determine. At least two-thirds of the voting members of the Board of Directors must be physician directors. All physician directors must be members of a state medical association and insured by MMIC. The MMA, which has the exclusive right to elect directors, has agreed to elect the directors nominated by a committee of the Board of Directors.

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

As of December 31, 1998, the directors of MMIHC, as a group, owned 1,283 Class A Common Shares or 1.0 percent of the total Class A Common Shares outstanding as of such date. No executive officer owned any Class A Common Shares as of such date.

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

The Chairman of the Board of Directors (currently Dr. Smith) is paid an annual fee of $38,528. All members of the Board of Directors currently are paid $750 for each meeting of the Board of Directors they attend. In addition, members of the Executive Committee currently are paid $750 for each meeting of the Executive Committee they attend, and committee chairmen are paid $600 for each meeting of the standing committee they chair. Other members of standing committees currently are paid between $300 and $500, depending upon distance traveled, for each committee meeting they attend.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        (CONTINUED)

EXECUTIVE OFFICERS

The names, ages and positions of the executive officers of MMIHC and MMIC are as follows:

                                                  PERIOD OF SERVICE
                                 POSITION               AS               PRINCIPAL
        NAME         AGE       WITH COMPANY          AN OFFICER          OCCUPATION
------------------------------------------------------------------------------------------
David P. Bounk       52   President and Chief      8/1/90 to date  President and Chief
                          Executive Officer                        Executive Officer

Niles A. Cole        37   Vice President-Finance    1998 to date   Vice President-Finance
                          and Treasurer                            and Treasurer

Jack L. Kleven       52   Senior Vice President     1986 to date   Senior Vice President
                          and Chief Operating                      and Chief Operating
                          Officer                                  Officer

Elizabeth S. Lincoln 45   Vice President-Law and    1990 to date   Vice President-Law and
                          Health Policy                            Health Policy

Gerald M. O'Connell  44   Vice President -          1998 to date   Vice President -
                          Marketing                                Marketing

Michael G. Rutz      45   Vice President-         5/15/95 to date  Vice President-
                          Underwriting                             Underwriting

Mr. Bounk has over 30 years experience in the insurance industry and joined MMIHC and MMIC as President and Chief Executive Officer in August 1990. From July 1982 through July 1990, he was Executive Vice President and Chief Operating Officer of Missouri Medical Insurance Company, a corporation providing malpractice insurance to physicians in Missouri. Mr. Bounk has an MBA degree in finance.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        (CONTINUED)

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

Mr. Cole has over 15 years experience in the insurance industry, including 6 years with Washington State Physician's Insurance Association. He has been in his current position since March 1998. He has BS degrees in accounting and finance.

Mr. Kleven has over 25 years experience in medical malpractice claims adjusting and management. He joined the Exchange in 1983, and was Vice President, Claims since March 1986. He was promoted to Chief Operating Officer on January 1, 1998. Prior to joining the Exchange, he was a liability manager at The St. Paul Companies for six years. He has a BS degree in business.

Ms. Lincoln has over 15 years experience in medical professional liability risk management. She joined the Exchange in 1982, and was Vice President, Risk Management since January 1990. She transferred to Vice President, Law and Health Policy, effective January 1, 1998. She has a law degree.

Mr. Rutz has over 20 years experience in the insurance industry, including 10 years in medical malpractice. From June 1986 through April 1994, he was Senior Regional Underwriting Manager with St. Paul Fire and Marine Insurance Company. From May 1994 through April 1995, he was Vice President with Alexander and Alexander, insurance brokers. He joined the Company in May 1995 as Vice President-Underwriting. He has a BS degree in resource management.

Mr. O'Connell has over 22 years in the medical malpractice segment of the insurance industry. From 1977 to 1995, he was with St. Paul Fire and Marine Insurance Company holding various marketing and underwriting management positions. He joined the Company in October 1996. He has a BS in Agriculture Business Management with an emphasis in Insurance.

Officers serve until their successors are appointed by the Board of Directors, or until their prior resignation, removal or death.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        (CONTINUED)

BENEFICIAL OWNERSHIP REPORTING

Section 16 of the Securities Exchange Act of 1934 requires officers and directors of reporting companies to file reports disclosing ownership of, and transactions in, securities of the Company. During 1998, required Forms 3 were not filed for the new directors and officers. This failure was cured by filings of Forms 5 made after the end of the year.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes compensation paid by MMIHC to its five most highly compensated executive officers for services rendered in all capacities during the last three years.

                                                                CASH COMPENSATION
NAME OF INDIVIDUAL         CAPACITIES IN                      ---------------------     ALL OTHER
OR NUMBER IN GROUP          WHICH SERVED                       SALARY        BONUS    COMPENSATION(a)
-------------------------------------------------             ---------------------------------------
David P. Bounk         President and Chief           1998     $200,187      $85,830        $32,272
                       Executive Officer             1997      187,088       56,126         20,963
                                                     1996      170,080       51,024         17,687

Jack L. Kleven         Senior Vice President and     1998      167,716       61,636         30,847
                       Chief Operating Officer       1997      145,840       43,752         17,193
                                                     1996      132,420       39,796         17,384

Elizabeth S. Lincoln   Vice President-Law            1998      108,015       33,080         29,242
                       and Health Policy             1997      102,871       30,861         13,286
                                                     1996       97,020       29,106         14,319

Gerald M. O'Connell    Vice President-Marketing      1998      109,000       34,749         21,739
                                                     1997       95,077       11,530         17,850
                                                     1996       24,900        2,423          4,608

Michael G. Rutz        Vice President-               1998      119,816       36,694         31,406
                       Underwriting                  1997      114,110       34,233         14,113
                                                     1996      108,680       32,604         14,980

(a) Includes employer contributions to qualified retirement plans and the term and cash surrender value of supplemental life insurance premiums.

MMIHC also maintains a Supplemental Executive Retirement Plan ("SERP") which provides an annual retirement benefit for an executive officer who retires at age 62 with 10 years of service of 70% of the officer's final average salary. Benefits are reduced for years of service less than 10 and retirement prior to age 62. The annual benefit payable under the SERP is reduced by 50% of the officer's primary Social Security benefit and by the annual benefit (expressed in the form of an annuity) of the officer's accrued benefits under MMIHC's current money purchase pension plan and a predecessor plan. The estimated annual benefits payable upon retirement at normal retirement age for the executive officers in the Summary Compensation table are as follows: Mr. Bounk--$201,500; Mr. Kleven--$125,900; Ms. Lincoln--$82,000; Mr. Rutz--$147,100 and Mr.
O'Connell--$96,400. The estimated annual retirement benefits were calculated assuming salary increases of five percent per year, discounted four percent per year for future inflation to express the estimated benefits in today's dollars.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The response to this item is contained in Item 10.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

(a)(1) The following consolidated financial statements of Midwest Medical Insurance Holding Company, Inc. for the year ended December 31, 1998 are included in this annual report (Form 10-K) in Item 8:

        Report of Independent Auditors
        Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the years ended December 31, 1998,
          1997 and 1996
        Consolidated Statements of Changes in Other Shareholders' Equity for the
          years ended December 31, 1998, 1997 and 1996
        Consolidated Statements of Cash Flows for the years ended December 31,
          1998, 1997 and 1996
        Notes to Consolidated Financial Statements

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

(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the fourth quarter of 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Midwest Medical Insurance Holding Company
                           -----------------------------------------------------
                                                  (Registrant)

                        By: /s/ David P. Bounk                    March 19, 1999
                           -------------------------------------- --------------
                           David P. Bounk                              Date
                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ David P. Bounk            Principal Executive Officer         March 19, 1999
----------------------------
David P. Bounk


/s/ Niles Cole                Principal Financial Officer and     March 19, 1999
----------------------------  Principal Accounting Officer
Niles Cole


*                             Director, Chairman of the Board     March 19, 1999
----------------------------
Andrew J.K. Smith, M.D.


*                             Director                            March 19, 1999
----------------------------
Michael Abrams


*                             Director                            March 19, 1999
----------------------------
John R. Balfanz, M.D.


*                             Director                            March 19, 1999
----------------------------
Gail P. Bender, M.D.

*                              Director                           March 19, 1999
----------------------------
James R. Bishop, M.D.


*                              Director                           March 19, 1999
----------------------------
Roger L. Frerichs, M.D.


*                              Director                           March 19, 1999
----------------------------
Richard Geier, Jr., M.D.


*                              Director                           March 19, 1999
----------------------------
Anthony C. Jaspers, M.D.


----------------------------   Director                           March 19, 1999
Russel J. Kuzel, M.D.


*                              Director                           March 19, 1999
----------------------------
Wayne F. Leebaw, M.D.


*                              Director                           March 19, 1999
----------------------------
Steven A. McCue, M.D.


*                              Director                           March 19, 1999
----------------------------
William J. McMillan, Jr. M.D.


*                              Director                           March 19, 1999
----------------------------
Harold W. Miller, M.D.


*                              Director                           March 19, 1999
----------------------------
Anton S. Nesse, M.D.


*                              Director                           March 19, 1999
----------------------------
Mark D. Odlund, M.D.

*                              Director                           March 19, 1999
----------------------------
G. William Orr, M.D.


*                              Director                           March 19, 1999
----------------------------
Norman Rinderknecht, M.D.


*                              Director                           March 19, 1999
----------------------------
Paul S. Sanders, M.D.


*                              Director, Secretary                March 19, 1999
----------------------------
Richard D. Schmidt, M.D.


*                              Director                           March 19, 1999
----------------------------
Judith F. Shank, M.D.


*                              Director                           March 19, 1999
----------------------------
G. David Spoelhof, M.D.


*                              Director                           March 19, 1999
----------------------------
Tom D. Throckmorton, M.D.


*                              Director, Vice Chairman            March 19, 1999
----------------------------
R. Bruce Trimble, M.D.


* By:   /s/ David P Bounk                                         March 19, 1999
        ----------------------------
        David P. Bounk pursuant to
        power of attorney

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

            Midwest Medical Insurance Holding Company and Subsidiaries
                               (Parent Company)

           Schedule II--Condensed Financial Information of Registrant

                                Balance Sheets

                                                           DECEMBER 31
                                                       1998           1997
                                                    -----------------------
                                                          (IN THOUSANDS)
ASSETS
Fixed maturities                                    $      -       $  1,308
Short-term investments                                 1,310          2,730
Investment in subsidiaries                           145,032        126,290
Accrued investment income                                  -             40
Other                                                  8,385          6,881
                                                    -----------------------
Total assets                                        $154,727       $137,249
                                                    -----------------------
                                                    -----------------------
LIABILITIES, REDEEMABLE STOCK AND
  OTHER SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable                                    $     43       $    111
Accrued expenses and other liabilities                 4,091          3,371
                                                    -----------------------
                                                       4,134          3,482
REDEEMABLE STOCK
Class A Common Stock                                   8,146          7,476
Class B Common Stock                                       1              1
                                                    -----------------------
                                                       8,147          7,477
OTHER SHAREHOLDERS' EQUITY
Additional paid-in capital                            12,789         12,789
Retained earnings, comprised of undistributed
  earnings of subsidiaries                            98,695         93,643
Unrealized appreciation on investments, net
  of income taxes                                     30,962         19,858
                                                    -----------------------
                                                     142,446        126,290
                                                    -----------------------
Total liabilities, redeemable stock and
  other shareholders' equity                        $154,727       $137,249
                                                    -----------------------
                                                    -----------------------

SEE ACCOMPANYING NOTE.

               Midwest Medical Insurance Holding Company and Subsidiaries
                                (Parent Company)

         Schedule II--Condensed Financial Information of Registrant (continued)

                               Statements of Income

                                                             YEAR ENDED DECEMBER 31
                                                        1998           1997           1996
                                                     -------------------------------------
                                                              (IN THOUSANDS)
REVENUES
Management fee from subsidiaries                     $14,038         $9,901         $8,706
Investment income                                        489             64            726
Other income                                               7              2              4
                                                     -------------------------------------
                                                      14,534          9,967          9,436
EXPENSES
Operating and administrative                          14,267          9,535          8,357
                                                     -------------------------------------
Income before income taxes and other items               267            432          1,079
Income tax expense                                       104            162              9
                                                     -------------------------------------
Income before equity in undistributed income
  of subsidiaries                                        163            270          1,070
Equity in undistributed income of subsidiaries         5,785          9,030          6,411
                                                     -------------------------------------
Net income                                           $ 5,948         $9,300         $7,481
                                                     -------------------------------------
                                                     -------------------------------------

SEE ACCOMPANYING NOTE.

              Midwest Medical Insurance Holding Company and Subsidiaries
                                 (Parent Company)

         Schedule II--Condensed Financial Information of Registrant (continued)

                             Statements of Cash Flows

                                                             YEAR ENDED DECEMBER 31
                                                       1998           1997          1996
                                                    ---------------------------------------
                                                                  (IN THOUSANDS)
Net cash (used in) provided by operating
  activities                                        $   (366)      $   (527)     $    (877)

INVESTING ACTIVITIES
Purchase of fixed maturities                         (21,758)       (38,979)       (20,469)
Sales of fixed maturities                             22,826         38,701         20,289
Calls and maturities of fixed maturities                 250              -              -
Sales of short-term investments, net                   1,420          1,453          1,338
Capitalization of Solutions                           (3,850)             -              -

FINANCING ACTIVITIES
Redemption of Class A Common Stock                      (522)          (648)          (608)
Dividend from MMIC                                     2,000              -            327
                                                    ---------------------------------------
Increase in cash                                           -              -              -
Cash at beginning of year                                  -              -              -
                                                    ---------------------------------------
Cash at end of year                                 $      -       $      -      $       -
                                                    ---------------------------------------
                                                    ---------------------------------------

SEE ACCOMPANYING NOTE.

              Midwest Medical Insurance Holding Company and Subsidiaries
                                   (Parent Company)

        Schedule II--Condensed Financial Information of Registrant (continued)

                        Note to Condensed Financial Statements

                                  December 31, 1998


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

               Midwest Medical Insurance Holding Company and Subsidiaries

                             Schedule IV--Reinsurance

        COL. A                   COL. B    COL. C      COL. D     COL. E     COL. F
--------------------------------------------------------------------------------------
                                                                           PERCENTAGE
                                           CEDED TO    ASSUMED             OF AMOUNT
                                 GROSS        OTHER   FROM OTHER    NET    ASSUMED TO
                                 AMOUNT    COMPANIES  COMPANIES   AMOUNT      NET
--------------------------------------------------------------------------------------
                                                 (IN THOUSANDS)
Year ended December 31, 1998:
  Insurance premiums:
    Property/casualty insurance  $37,518    $2,601       $97      $35,014     0.3%

Year ended December 31, 1997:
  Insurance premiums:
    Property/casualty insurance   36,511     3,595         -       32,916      N/A

Year ended December 31, 1996:
  Insurance premiums:
    Property/casualty insurance   34,006     2,829         -       31,177      N/A



NOTE TO SCHEDULE IV:

Ceded premiums for the years ended December 31, 1998, 1997 and 1996 are net of reductions (additions) in ceded premiums related to swing rated reinsurance treaties of $2,550,000, $(3,688,000), and $748,000 respectively. Ceded premiums in 1996 are also net of proceeds from commutations of reinsurance covering the period January 1, 1989 through December 31, 1990 of $2,194,000. Ceded premiums in 1998 are also net of proceeds from commutations of reinsurance covering the period January 1, 1991 through December 31, 1991 of $789,000.

              Midwest Medical Insurance Holding Company and Subsidiaries

                Schedule VI--Supplemental Information Concerning Property/
                           Casualty Insurance Operations

                                  DECEMBER 31                                           YEAR ENDED DECEMBER 31
-----------------------------------------------------------  ----------------------------------------------------------------------
  COL. A     COL. B        COL. C      COL. D      COL. E    COL. F  COL. G           COL. H         COL. I     COL. J      COL. K
-----------------------------------------------------------  ----------------------------------------------------------------------
                                                                                LOSSES AND LOSS
                                                                               ADJUSTMENT EXPENSES
                        RESERVES FOR                                           INCURRED RELATED TO AMORTIZATION    PAID
             DEFERRED  UNPAID LOSSES  DISCOUNT,                                ------------------  OF DEFERRED    LOSSES
AFFILIATION    POLICY      AND LOSS     IF ANY,                           NET       (1)     (2)       POLICY     AND LOSS
   WITH     ACQUISITION  ADJUSTMENT   DEDUCTED IN  UNEARNED   EARNED  INVESTMENT  CURRENT  PRIOR   ACQUISITION  ADJUSTMENT PREMIUMS
REGISTRANT     COSTS      EXPENSES     COLUMN C    PREMIUMS  PREMIUMS   INCOME      YEAR   YEAR       COSTS      EXPENSES   WRITTEN
-----------------------------------------------------------------------------------------------------------------------------------
                                                   (IN THOUSANDS)
Consolidated
  property/
  casualty
  entities

    1998       N/A      $110,964         N/A       $8,173     $35,014   $10,919   $41,927   $(4,433)    N/A      $32,421    $39,431

    1997       N/A       107,806         N/A        6,072      32,916    11,509    40,186    (8,352)    N/A       32,782     35,722

    1996       N/A       110,037         N/A        6,860      31,177    12,061    41,101    (8,844)    N/A       38,339     31,167

                             ANNUAL REPORT ON FORM 10-K

                              ITEM 14(a)(3) AND 14(c)
                                      EXHIBITS

                     Midwest Medical Insurance Holding Company

                                 Index to Exhibits

                                                          REGULATION
                                                              S-K
                                                         EXHIBIT TABLE  SEQUENTIAL
                          ITEM                             REFERENCE     PAGE NO.
-----------------------------------------------------------------------------------
Restated Articles of Incorporation of the registrant         3A.(1)
  (Form S-4, Exhibit 3C).

Bylaws of the registrant (Form S-4, Exhibit 3D).             3B.(1)

Voting Trust Agreement.                                      9.(1)

Governance Agreement between the registrant and the          10A.(1)
  Minnesota Medical Association, holder of the
  registrant's Class B Common Share, dated November 30,
  1988.

Lease for office space between the registrant and            10B.(1)
  Lexington Property Fund, L.P. Limited Partnership, dated
  March 26, 1991.

Management Agreement between the registrant and Midwest      10C.(4)
  Medical Insurance Company, dated November 30, 1988, as
  amended January 1, 1990, January 1, 1991, and
  January 1, 1996.

Agency Agreement with Vaaler Insurance, Inc. pursuant        10D.(1)
  to which Vaaler acts as agent of the registrant in
  North Dakota, dated April 21, 1989.

Agreement of Reinsurance between Midwest Medical             10E.(5)
  Insurance Company and General Reinsurance Corporation,
  effective January 1, 1998.

Letter of Employment Agreement between the registrant        10F.(2)
  and David P. Bounk, President and Chief Executive
  Officer of the registrant and Midwest Medical Insurance
  Company, dated January 1, 1993.

                                                          REGULATION
                                                              S-K
                                                         EXHIBIT TABLE  SEQUENTIAL
                          ITEM                             REFERENCE     PAGE NO.
-----------------------------------------------------------------------------------

1998 Officers Short-term Incentive Plan of the registrant.   10G.(5)

Supplemental Executive Retirement Plan of the registrant.    10H.(1)

Plan and Agreement of Merger, without exhibits.              10I.(1)

Agency Agreement with IMS Services pursuant to which IMS     10J.(3)
     Services acts as agent of the registrant in Iowa, dated
     July 1, 1993

Subsidiaries of the registrant.                              21.(5)

Power of attorney.                                           24.(5)

Financial Data Schedule                                      27.(5)

--------------------------
(1) Filed with the Company's Registration Statement on Form S-4, as amended, SEC File No. 33-55062 and incorporated herein by reference.

(2) Filed with the Company's Registration Statement Form S-1 SEC File No. 33-70182 and incorporated herein by reference.

(3)  Filed with 1993 Annual Report on Form 10-K.

(4)  Filed with 1996 Annual Report on Form 10-K.

(5)  Filed with this Annual Report on Form 10-K.