Form 10-Q
period 1999-03-31
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 1999-05-17
CIK 894353

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                  FORM 10-Q

                                  (Mark One)


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1999.
                               or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Transition Period From ________________to____________

Commission file number 0-21230

                   Midwest Medical Insurance Holding Company
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

      Minnesota                                          41-1625287
------------------------------------          --------------------------------
(State or other jurisdiction                       (I.R.S. Employer of
incorporation or organization)                     Identification No.)

6600 France Ave., So., Suite 245
Minneapolis, Minnesota                                    55435-1891
------------------------------------          --------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 612-922-5445
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                              Not applicable
------------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if
                       changed since last report)

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

The number of shares outstanding of the issuer's classes of common stock, as of March 31, 1999:

Class A Common Stock $.01 Par Value 127,873 shares

Class B Common Stock $1,000 Par Value-1 share

                                     INDEX

                 Midwest Medical Insurance Holding Company


PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets- March 31, 1999 and December 31, 1998

          Condensed consolidated statements of income - Three months ended March 31, 1999 and 1998

          Condensed consolidated statements of cash flows - Three months ended March 31, 1999 and 1998

          Notes to condensed consolidated financial statements - March 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

Part I.  Financial Information
         Item 1.  - Financial Statements

              MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                        Condensed Consolidated Balance Sheets
                                (Dollars in thousands)

                                                                 March 31            December 31
                                                                   1999                  1998
                                                                (Unaudited)            (Note A)
                                                                ----------           -----------
ASSETS
   Fixed maturity investments at fair value
      (amortized cost: 1999 $156,947;
       1998 $161,430)                                           $  156,862            $ 164,652
   Equity securities at fair value (cost:
       1999 $42,890; 1998 $41,907)                                  86,718               86,553
   Short-term investments                                            8,703                3,556
   Other investments                                                10,000               10,000
                                                                ----------            ---------
                                                                   262,283              264,761

   Cash                                                              1,454                  647
   Accrued investment income                                         1,740                1,739
   Reinsurance recoverable                                          16,805               16,499
   Uncollected premiums - Note C                                    31,159                2,023
   Amounts due from reinsurers                                       2,981                3,191
   Other assets                                                      7,254                6,623
                                                                ----------            ---------
                                                                $  323,676            $ 295,483
                                                                ----------            ---------
                                                                ----------            ---------

LIABILITIES, REDEEMABLE STOCK AND OTHER
   SHAREHOLDERS' EQUITY

LIABILITIES
   Unpaid losses and loss adjust. expenses                      $  111,612            $ 110,964
   Unearned premiums - Note C                                       43,986                8,173
   Retrospective premiums                                                -                8,543
   Deferred income taxes                                             9,521               10,966
   Other liabilities                                                 6,087                6,244
                                                                ----------            ---------
                                                                   171,206              144,890
REDEEMABLE STOCK
   Class A Common Stock; authorized 300,000 shares,
     shares issued and outstanding 127,873 and
     125,682 in 1999 and 1998, respectively                          7,629                8,146
   Class B Common Stock; authorized, issued and
     outstanding 1 share                                                 1                    1
                                                                ----------            ---------
                                                                     7,630                8,147

OTHER SHAREHOLDERS' EQUITY
   Paid-in capital                                                  12,789               12,789
   Retained earnings                                               103,771               98,695
   Accumulated other comprehensive income:
     Net unrealized appreciation of investments                     28,280               30,962
                                                                ----------            ---------
                                                                   144,840              142,446
                                                                ----------            ---------
                                                                $  323,676            $ 295,483
                                                                ----------            ---------
                                                                ----------            ---------


See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share dollars)
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31
                                                 -----------------------------
                                                   1999                 1998
                                                 --------             --------
Revenues:

   Net premiums earned                           $ 10,512             $ 10,291
   Net investment income                            2,873                2,980
   Net realized capital gains                       6,309                3,064
   Other                                              867                  393
                                                 --------             --------
                                                   20,561               16,728

Losses and expenses:

   Losses and loss adj. exp.                        9,485                9,285
   Underwriting, acquisition and
     insurance expenses                             2,517                2,242
   Other operating expenses                         1,527                  736
                                                 --------             --------
                                                   13,529               12,263
                                                 --------             --------
   Income before income taxes                       7,032                4,465

   Incomes taxes - Note B                           2,463                1,563
                                                 --------             --------
   Net income                                    $  4,569             $  2,902
                                                 --------             --------
                                                 --------             --------

   Income per common share                       $  36.03             $  24.01
                                                 --------             --------
                                                 --------             --------

   Income per common share -
      assuming dilution                          $  32.45             $  21.68
                                                 --------             --------
                                                 --------             --------


See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     Three Months Ended
                                                                           March 31
                                                                -----------------------------
                                                                  1999                 1998
                                                                --------            ---------
OPERATING ACTIVITIES
   Net Income                                                   $  4,569            $   2,902
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Increase in uncollected premiums                           (29,136)             (26,164)
      Increase in unearned premiums                               35,813               31,474
      Decrease in retrospective premiums                          (8,543)              (8,073)
      (Decrease) increase in other liabilities                      (157)              (6,103)
      Net realized capital gains                                  (6,309)              (3,064)
      Other changes                                                  (60)                (269)
                                                                --------            ---------
                                                                  (3,823)              (9,297)

INVESTING ACTIVITIES
   Purchases of fixed maturity investments and equity
      securities                                                 (59,619)            (176,645)
   Sales of fixed maturity investments and equity
      securities                                                  69,461              177,972
   Net (purchases) sales of short-term investments                (6,646)               2,903
   Capitalization of MMIHC Insurance Services, Inc.                1,500                  -
   Capitalization of Midwest Medical Solutions, Inc.                 -                  1,850
                                                                --------            ---------
                                                                   4,696                6,080

FINANCING ACTIVITIES
   Redemption of Class A Common Stock                                (66)                (132)
                                                                --------            ---------
INCREASE (DECREASE) IN CASH                                          807               (3,349)
Cash at beginning of year                                            647                2,378
                                                                --------            ---------
                     CASH AT MARCH 31                           $  1,454            $    (971)
                                                                --------            ---------
                                                                --------            ---------


See notes to condensed consolidated financial statements.

              MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 1999

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Midwest Medical Insurance Holding Company and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. These interim financial statements should be read in conjunction with the 1998 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in the current year. All intercompany amounts have been eliminated.


NOTE B--INCOME TAXES

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The estimated annual effective tax rate used for the three months ended March 31, 1999 and 1998 was approximately 35%.


NOTE C--UNEARNED PREMIUMS and UNCOLLECTED PREMIUMS

The majority of the Company's insurance policies expire at December 31 and renew on January 1 of each year. As a result, the majority of the unearned premium amount at March 31, 1999 represents nine months of unearned premium for every active policy renewed or newly written with an expiration date of December 31, 1999. At December 31, 1998, most active 1998 policies expired and therefore had no unearned premium.

Of the total unearned premium balance of $8,173,000 at December 31, 1998, $6,520,000 is reserved to recognize the Company's obligation to provide reporting endorsement coverage without additional premium upon the death, disability or retirement of policyholders. That same amount is also included in the unearned premium balance at March 31, 1999 and represents the actuarially determined present value of future benefits to be provided less the present value of future revenues to be received.

The increase of $29,136,285 in uncollected premiums from December 31, 1998 to March 31, 1999 is primarily due to the renewal of most active policies on January 1. The full year's premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly and the majority of each year's premium is collected during the year. The uncollected balance remaining at the end of the year primarily relates to the few policies underwritten by the Company that have other than December 31 expiration dates.

NOTE D--COMPREHENSIVE INCOME

The components of the Company's comprehensive income are net income and changes in unrealized appreciation of investments. Total comprehensive income for the three-month periods ended March 31, 1999 and 1998 was $1,887,000 and $6,955,000, respectively.

NOTE E--EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

                                                                  Three Months Ended
                                                                       March 31
                                                          ------------------------------------
                                                                1999               1998
                                                          -----------------   ----------------
Numerator for basic and dilutive earnings per share
  available to common shareholders
                                                               $4,569              $2,902
                                                          -----------------   ----------------
                                                          -----------------   ----------------

Denominator:
  Denominator for basic earnings per share--weighted
    average shares                                            126,811             120,853

  Effect of dilutive securities:
    Unvested shares                                            13,991              13,028
                                                          -----------------   ----------------

Denominator for dilutive earnings per share--adjusted         140,802             133,881
  weighted-average shares and assumed conversions         -----------------   ----------------
                                                          -----------------   ----------------

Basic earnings per share                                       $36.03              $24.01
                                                          -----------------   ----------------
                                                          -----------------   ----------------

Diluted earnings per share                                     $32.45              $21.68
                                                          -----------------   ----------------
                                                          -----------------   ----------------

                                        7

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following analysis of the financial condition and results of operations of Midwest Medical Insurance Holding Company (MMIHC) and its wholly-owned subsidiaries, Midwest Medical Insurance Company (MMIC), Midwest Medical Solutions, Inc. (Solutions), MedPower Information Resources, Inc. (MedPower), and MMIHC Insurance Services, Inc. (Services), should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. Midwest Medical Insurance Holding Company and its subsidiaries are collectively referred to as the Company.

The primary business of MMIC, MMIHC's principal operating subsidiary, is selling and issuing policies of medical professional liability insurance to:
(1) individual physicians, (2) partnerships or professional corporations comprised of physicians, (3) clinics, (4) hospitals, and (5) health plans. In addition, MMIC writes business liability insurance providing coverage for claims against a medical business entity resulting from acts by the employees who work for the entity, and office premises liability insurance providing coverage for claims arising out of the ownership, maintenance or use of office premises of the insured.

Solutions is a business development company formed to strengthen and promote the independence and interdependencies of physicians, clinics and hospitals that MMIC serves. Business development opportunities being considered include practice enhancement, strategic consulting, and electronic processing and integration services and support. MedPower is a wholly-owned subsidiary of Solutions formed through a purchase of assets in January 1998. MedPower processes and electronically submits medical claims for over 100 healthcare providers in the Upper Midwest. MedPower also provides various information consulting and network support services. Together, Solutions and MedPower had assets of less than $3,000,000 at March 31, 1999 and at December 31, 1998 and had revenues of less than $106,000 for the three months ended March 31, 1999 and less than $400,000 for the year ended December 31, 1998.

Services was incorporated in 1995 and began active operations in January 1999 with the acquisition of a book of business from Johnson-McCann Benefits, Inc.
(JMB). MMIHC provided $1,500,000 of capital to Services to fund the first of three installment payments on the JMB purchase as well as to provide additional funds for future agency acquisitions. The remaining two installment payments will be made to JMB in 2000 and 2001 with the payment amounts tied to the previous year's performance of Services. Services is an insurance agency specializing in providing clients with group insurance products such as health, dental, life, and disability. Commission income from insurance carriers is the principal source of revenue. Services had assets of approximately $1,512,000 at March 31, 1999 and had revenues of approximately $349,000 for the three months ended March 31, 1999.

CAPITAL RESOURCES AND LIQUIDITY

The majority of the Company's assets, 81%, continue to be invested in investment-grade bonds, equities and short-term instruments. Under Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities", the Company's investments in debt and equity securities are classified as available for sale and therefore carried at fair value with unrealized gains and losses, net of applicable taxes, reflected as a separate component of equity. Other investments are equity interests in non-traded real estate investment trusts and are recorded at cost which approximates fair value.

The retrospective premium liability of $8,543,000 at December 31, 1998 consisted of two items. One represented amounts due to policyholders under a retrospective premium rating plan. This liability consisted of $5,480,000 due to Minnesota and North Dakota policyholders. The second component represented amounts due to Iowa policyholders under terms of the Midwest Medical Insurance Company/Iowa Physicians Mutual Insurance Trust (MMIC/IPMIT) July 1, 1993 merger agreement. The merger agreement provided that if financial results for years prior to 1993 are more favorable than expected, the favorable development must be returned to former IPMIT policyholders who were insured by IPMIT on December 31, 1992 and who renew their coverage with MMIC. This second liability totaled $3,063,000. Both the retrospective and merger premium liabilities were paid to policyholders in the first quarter of 1999.

Cash flow from operations was negative during the first three months of both 1999 and 1998, $(3,823,000) and $(9,297,000) respectively. The primary reason for the negative cash flows was the payment, in the first quarter of both years, of the retrospective premium credit and the premium credit under the terms of the MMIC/IPMIT merger agreement. These payments totaled $8,889,000 in 1999 and $8,100,000 in 1998. The merger premium credit of $3,063,000 paid to Iowa policyholders during the first quarter of 1999 was the final payment under the terms of the MMIC/IPMIT merger agreement. The negative cash flow was lower in the first three months of 1999 compared to the same period in 1998 primarily due to greater premium receipts. Fewer policyholders paid premiums in advance of 1/1/99 policy renewals due to later policy billings. Consequently, more policy premiums were paid after January 1 rather than prior to that date compared to the same period the previous year.

Total equity consisting of redeemable stock and other shareholders' equity, increased by $1,877,000 during the first three months of 1999. Equity increases were from net income of $4,569,000 and Class A stock issuances of $56,000. These increases were offset by net unrealized depreciation in the fair value of investments, net of deferred taxes, of $(2,682,000) and Class A stock redemptions of $(66,000).

RESULTS OF OPERATIONS

Net premiums earned increased $221,000 over the same period of 1998 primarily as a result of writing approximately $3,500,000 of new business. The new business was generated primarily from sales of policies to large, healthcare systems. The increase from new business was offset by a 5% decrease in 1999 premium rate levels for policyholders in Minnesota, North Dakota, and South Dakota. Also negatively impacting first quarter 1999 premiums were greater retrospective premium credits paid during the first quarter to Minnesota and North Dakota policyholders than what had been estimated and accrued at December 31, 1998. The additional retrospective premium credit payments recognized in the first quarter of 1999 totaled approximately $346,000. Finally, the first quarter of 1998 contained a favorable premium adjustment of approximately $789,000 for the commutation of a 1991 reinsurance contract. The first quarter of 1999 did not contain a similar type of premium adjustment.

Net capital gains of $6,309,000 were realized during the first three months of 1999. Most of these capital gains resulted from the sale of common stock to fund the payment of retrospective and MMIC/IPMIT merger premium credits during the first quarter. The Company's investment portfolio is managed by professional, outside investment advisors on a total return basis under guidelines set by the Investment Committee of the Company's Board of Directors. As such, the Company's investment managers may take advantage of opportunities to increase total return through sales of selected securities in response to changing market conditions. Consequently, management has no estimate for future levels of realized capital gains or losses.

Other revenues consist primarily of finance charges on MMIC premium billings, commission income from Services, and claim processing fees from MedPower. The increase for the first three months of 1999 over the same period of 1998 is primarily due to Services beginning active operations in January 1999.

Losses and loss adjustment expenses increased $200,000 for the first three months of 1999 versus 1998. The increase in 1999 was primarily driven by the increase in premium volume as interim period losses are estimated based on a ratio of net premiums earned. The estimated loss ratio was developed while determining 1999 premium rates. At year-end, an outside actuarial analysis of losses is completed. Although the effects of interim claim frequency and severity statistics are not analyzed, management did not observe any discernable loss trends during the first three months of 1999 that would materially alter loss expectations.

Underwriting, acquisition and insurance expenses increased $275,000 for the first three months of 1999 compared to the same period in 1998. The majority of the increase is due to staff additions to handle MMIC business growth and the continuing implementation of a new insurance company operating system.

Other operating expenses increased $791,000 for the first three months of 1999 compared to the same period in 1998. The increase can be attributed primarily to Services beginning active operations in January 1999 and additional salary, benefits, and outside consulting expenses incurred by Solutions from intensifying its business development efforts.

As a result of the factors discussed above, the Company realized net income of $4,569,000 for the three months ended March 31, 1999 compared to net income of $2,902,000 for the same period of 1998. Basic net income per share increased to $36.03 from $24.01 for the three months ended March 31, 1999 and 1998, respectively. Diluted net income per share increased to $32.45 for the three months ended March 31, 1999 from the $21.68 per share reported a year ago.

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

The Company's Year 2000 Task Force continues to monitor and evaluate the Year 2000 issue, identify the causes and consequences to the Company, and develop courses of action including contingency plans as deemed necessary. The following key areas are assessed: internal computer hardware and software, significant business partners and vendors and insurance policy exposure.

An evaluation of the Year 2000 readiness of all significant internal computer hardware and software applications and devices was completed in the latter part of 1998. The evaluation identified three pieces of network hardware and one subsidiary operating system that were not Year 2000 compliant. The three pieces of network hardware did not impact time sensitive operations and therefore did not pose any significant Year 2000 risk to the Company. Medpower's operating system is in the process of being converted to a new, Year 2000 compliant platform. The new operating system is expected to be fully operational by the end of June 1999 with a total conversion cost estimated at $250,000. The conversion was approximately 85% completed and had expenditures of approximately $210,000 as of the date of this Form 10-Q filing. As a result of the above evaluation, the Company believes that the Year 2000 issue has been adequately addressed with respect to internal use hardware and software.

A Year 2000 compliance inquiry was prepared and mailed in October of 1998 to all of the Company's key business partners and service vendors. Responses have been evaluated and follow-up has begun on approximately twenty key vendors that either did not respond to the Company's first inquiry or responded that they were not yet compliant. Letters were sent to these vendors asking either for an initial response or an update on the status previously reported. The Company intends to complete its follow-up efforts on these vendors by the end of June. At that time, management will decide whether a change in vendors is necessary and what additional contingency measures need to be taken. Despite the above efforts, no assurances can be given that the systems of other companies on which the Company's operations rely will become Year 2000 compliant in a timely manner, or that the failure by a third party to become Year 2000 compliant would not have a material adverse effect on the Company.

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

Item 3. - Quantitative and Qualitative Disclosure About Market Risk

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

As previously disclosed, the Company's fixed maturity and equity investments are classified as available for sale and are managed to preserve assets, maximize pre-tax total return, and assure adequate liquidity to meet the funding needs of the Company. Under the current investment policy, management does not use derivative instruments to manage exposure to either interest rate risk or equity price risk. Professional outside investment managers adjust portfolio characteristics, such as sector and average life, based on their outlook of market conditions within the parameters set by the Company's investment policy as approved by the Investment Committee of the Board of Directors.

Based on the effective duration of the fixed maturity investment portfolio, an abrupt 100 basis point increase in interest rates along the entire interest rate yield curve would adversely affect the fair value of fixed maturity investments by approximately $8,300,000 at March 31, 1999 and $8,500,000 at December 31, 1998. Based primarily on past annual performance relative to the Standard & Poors 500 Market Index (S&P 500), an abrupt ten percent decrease in the S&P 500 would adversely affect the fair value of equity securities by approximately $10,100,000 at March 31, 1999 and $10,000,000 at December 31, 1998. The Company believes that there would be no material effect on its net income and cash flows in either scenario. This effect on net income and cash flows does not consider the possible effects a change in economic activity could have in such an environment. Investors, customers, regulators and legislators could respond to these fluctuations in ways the Company cannot foresee. Because the Company cannot be certain what specific actions would be taken and their effects, the above sensitivity analyses assume no significant changes in the Company's financial structure.

Part II.  Other Information

Item 6. - Exhibits and Reports on Form 8-K

          (a) Exhibits

              (27) Financial Data Schedule (electronic filing only)

          (b) Reports on Form 8-K

              None

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


                                       Midwest Medical Insurance Holding Company
                                       -----------------------------------------
                                                    (Registrant)



Date May 12, 1999                      /s/ David P. Bounk
                                       -----------------------------------------
                                       David P. Bounk
                                       President and Chief Executive Officer



Date May 12, 1999                      /s/ Niles Cole
                                       -----------------------------------------
                                       Niles Cole
                                       Vice President and
                                       Principal Financial Officer and
                                       Principal Accounting Officer