Form 10-Q
period 1999-06-30
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 1999-08-12
CIK 894353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1999.
                               or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ________________to____________

Commission file number 0-21230
                       -------

              Midwest Medical Insurance Holding Company
-------------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

      Minnesota                                    41-1625287
------------------------------               -----------------------
(State or other jurisdiction                    (I.R.S. Employer of
incorporation or organization)                Identification No.)

6600 France Ave., So., Suite 245
Minneapolis, Minnesota                               55435-1891
---------------------------------------       -----------------------
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
The number of shares outstanding of the issuer's classes of common stock, as of June 30, 1999:

Class A Common Stock $.01 par value - 124,051 shares

Class B Common Stock $1,000 par value - 1 share

                                      INDEX

                    Midwest Medical Insurance Holding Company

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - June 30, 1999 and December 31, 1998

         Condensed consolidated statements of income - Three months ended June 30, 1999 and 1998; Six months ended June 30, 1999 and 1998

         Condensed consolidated statements of cash flows - Six months ended June 30, 1999 and 1998

         Notes to condensed consolidated financial statements - June 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Part I.  Financial Information
         Item 1.  - Financial Statements

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)


                                                             June 30         December 31
                                                              1999              1998
                                                           -----------       -----------
                                                           (Unaudited)        (Note A)
ASSETS
   Fixed maturity investments at fair value
      (amortized cost: 1999 $157,649;
       1998 $161,430)                                        $154,076          $164,652
   Equity securities at fair value (cost:
       1999 $43,153; 1998 $41,907)                             89,491            86,553
   Short-term investments                                       8,401             3,556
   Other investments                                           10,000            10,000
                                                            ---------         ---------
                                                              261,968           264,761

   Cash                                                           124               647
   Accrued investment income                                    2,272             1,739
   Reinsurance recoverable                                     18,589            16,499
   Uncollected premiums - Note C                               20,601             2,023
   Amounts due from reinsurers                                    698             3,191
   Other assets                                                 7,289             6,623
                                                            ---------         ---------
                                                             $311,541          $295,483
                                                            ---------         ---------
                                                            ---------         ---------
LIABILITIES, REDEEMABLE STOCK AND OTHER
   SHAREHOLDERS' EQUITY

LIABILITIES
   Unpaid losses and loss adjustment expenses                $112,763          $110,964
   Unearned premiums - Note C                                  32,881             8,173
   Retrospective premiums                                           -             8,543
   Deferred income taxes                                        9,171            10,966
   Other liabilities                                            5,291             6,244
                                                            ---------         ---------
                                                              160,106           144,890
REDEEMABLE STOCK
   Class A Common Stock; authorized 300,000 shares,
     shares issued and outstanding 124,051 and
     125,682 in 1999 and 1998, respectively                     7,455             8,146
   Class B Common Stock; authorized, issued and
     outstanding 1 share                                            1                 1
                                                            ---------         ---------
                                                                7,456             8,147

OTHER SHAREHOLDERS' EQUITY
   Paid-in capital                                             12,789            12,789
   Retained earnings                                          103,560            98,695
   Accumulated other comprehensive income:
     Net unrealized appreciation of investments                27,630            30,962
                                                            ---------         ---------
                                                              143,979           142,446
                                                            ---------         ---------
                                                             $311,541          $295,483
                                                            ---------         ---------
                                                            ---------         ---------

See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                                    Three Months Ended                Six Months Ended
                                                         June 30                            June 30
                                              ----------------------------         ---------------------------
                                                 1999              1998               1999              1998
                                               --------           --------          --------          --------
Revenues:

  Net premiums earned                          $ 10,275           $  7,703          $ 20,786          $ 17,994
  Net investment income                           2,932              2,511             5,806             5,491
  Net realized capital gains (losses)              (242)             1,133             6,068             4,197
  Other                                             865                421             1,732               814
                                               --------           --------          --------          --------
                                                 13,830             11,768            34,392            28,496

Losses and expenses:

  Losses and loss adjustment expenses            10,462              7,608            19,948            16,893
  Underwriting, acquisition and
    insurance expenses                            1,761              1,233             4,278             3,475
  Other operating expenses                        1,591                858             3,118             1,594
                                               --------           --------          --------          --------
                                                 13,814              9,699            27,344            21,962
                                               --------           --------          --------          --------
  Income before income taxes                         16              2,069             7,048             6,534

  Incomes taxes - Note B                              5                723             2,468             2,286
                                               --------           --------          --------          --------
  Net income                                   $     11           $  1,346          $  4,580          $  4,248
                                               --------           --------          --------          --------
                                               --------           --------          --------          --------

  Income per common share                      $    .09           $  10.96          $  36.21          $  34.87
                                               --------           --------          --------          --------
                                               --------           --------          --------          --------

  Income per common share -
     assuming dilution                         $    .08           $   9.86          $  32.53          $  31.42
                                               --------           --------          --------          --------
                                               --------           --------          --------          --------

See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                     Six Months Ended
                                                                          June 30
                                                               -----------------------------
                                                                 1999                1998
                                                               ---------           ---------
OPERATING ACTIVITIES
   Net Income                                                  $   4,580           $   4,248
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Increase in uncollected premiums                           (18,578)            (13,289)
      Increase in unearned premiums                               24,708              21,008
      Decrease in retrospective premiums                          (8,543)             (8,073)
      Decrease in other liabilities                                 (953)             (5,288)
      Net realized capital gains                                  (6,068)             (4,197)
      Other changes                                                  970              (2,783)
                                                               ---------            --------
                                                                  (3,884)             (8,374)

INVESTING ACTIVITIES
   Purchases of fixed maturity investments and equity
      securities                                                (106,718)           (271,829)
   Sales of fixed maturity investments and equity
      securities                                                 115,427             270,993
   Net (purchases) sales of short-term investments                (6,994)              5,135
   Capitalization of MMIHC Insurance Services, Inc.                1,500                   -
   Capitalization of Midwest Medical Solutions, Inc.                 650               1,850
                                                               ---------            --------
                                                                   3,865               6,149

FINANCING ACTIVITIES
   Redemption of Class A Common Stock                               (504)               (301)
                                                               ---------            --------

INCREASE (DECREASE) IN CASH                                         (523)             (2,526)
Cash at beginning of year                                            647               2,378
                                                               ---------            --------
                     CASH AT JUNE 30                           $     124           $    (148)
                                                               ---------            --------
                                                               ---------            --------

See notes to condensed consolidated financial statements.

       MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 1999

NOTE A - BASIS OF PRESENTATION

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


NOTE B - INCOME TAXES

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The estimated annual effective tax rate used for the three and six-month periods ended June 30, 1999 and 1998 approximated the statutory rate of 35%.

NOTE C - UNEARNED PREMIUMS and UNCOLLECTED PREMIUMS

The majority of the Company's insurance policies expire at December 31 and renew on January 1 of each year. As a result, the majority of the unearned premium amount at June 30, 1999 represents six months of unearned premium for every active policy renewed or newly written with an expiration date of December 31, 1999. At December 31, 1998, most active 1998 policies expired and therefore had no unearned premium.

Of the total unearned premium balance of $8,173,000 at December 31, 1998, $6,520,000 is reserved to recognize the Company's obligation to provide reporting endorsement coverage without additional premium upon the death, disability or retirement of policyholders. That same amount is also included in the unearned premium balance at June 30, 1999 and represents the actuarially determined present value of future benefits to be provided less the present value of future revenues to be received.

The increase of $18,578,000 in uncollected premiums from December 31, 1998 to June 30, 1999 is primarily due to the renewal of most active policies on January 1. The full year's premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly and the majority of each year's premium is collected during the year. The uncollected balance remaining at the end of the year primarily relates to the few policies underwritten by the Company that have other than December 31 expiration dates.

NOTE D - COMPREHENSIVE INCOME

The components of the Company's comprehensive income are net income and changes in unrealized appreciation of investments. Total comprehensive income was $(640,000) and $1,248,000 for the three and six-months ended June 30, 1999 and $3,328,000 and $10,283,000 for the three and six-months ended June 30, 1998.

NOTE E - EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for share and per share amounts):


                                                           Three Months Ended                Six Months Ended
                                                                June 30                           June 30
                                                       --------------------------         ------------------------
                                                        1999              1998              1999            1998
                                                       --------         ---------         --------        --------
Numerator for basic and dilutive earnings per
  share available to common shareholders               $     11          $  1,346         $  4,580        $  4,248
                                                       --------          --------         --------        --------
                                                       --------          --------         --------        --------
Denominator:
  Denominator for basic earnings
   per share--weighted average
   shares                                               126,505           122,796          126,484         121,825

  Effect of dilutive securities:
    Unvested shares                                      14,622            13,727           14,293          13,378
                                                       --------          --------         --------        --------
Denominator for dilutive
  earnings per share--adjusted
  weighted average shares and
  assumed conversions                                   141,127           136,523          140,777         135,203
                                                       --------          --------         --------        --------
                                                       --------          --------         --------        --------

Basic earnings per share                               $    .09          $  10.96         $  36.21        $  34.87
                                                       --------          --------         --------        --------
                                                       --------          --------         --------        --------
Diluted earnings per share                             $    .08          $   9.86         $  32.53        $  31.42
                                                       --------          --------         --------        --------
                                                       --------          --------         --------        --------

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following analysis of the financial condition and results of operations of Midwest Medical Insurance Holding Company (Holding Company) and its wholly-owned subsidiaries, Midwest Medical Insurance Company (MMIC), Midwest Medical Solutions, Inc. (Solutions), MedPower Information Resources, Inc. (MedPower), and MMIHC Insurance Services, Inc. (Services), should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. Midwest Medical Insurance Holding Company and its subsidiaries are collectively referred to as the Company.

The Holding Company's principal operating subsidiary is MMIC. The primary business of MMIC is selling and issuing policies of medical professional liability insurance to: (1) individual physicians, (2) partnerships or professional corporations comprised of physicians, (3) clinics, (4) hospitals, and (5) health plans.

Solutions is a business development company formed to strengthen and promote the independence and interdependencies of physicians, clinics and hospitals that MMIC serves. Business development opportunities being considered include practice enhancement, strategic consulting, and electronic processing and integration services and support. MedPower is a wholly-owned subsidiary of Solutions formed through a purchase of assets in January 1998. MedPower processes and electronically submits medical claims for over 100 healthcare providers in the Upper Midwest. MedPower also provides various information consulting and network support services. Together, Solutions and MedPower had assets of less than $3,000,000 at June 30, 1999 and at December 31, 1998 and had revenues of approximately $236,000 and $221,000 for the six months ended June 30, 1999 and 1998, respectively.

Services was incorporated in 1995 and began active operations in January 1999 with the acquisition of a book of business from Johnson-McCann Benefits, Inc. (Johnson-McCann). The Holding Company provided $1,500,000 of capital to Services to fund the first of three installment payments on the Johnson-McCann purchase as well as to provide additional funds for future agency acquisitions. The remaining two installment payments will be made to Johnson-McCann in 2000 and 2001 with the payment amounts tied to the previous year's performance of Services. Services is an insurance agency specializing in providing clients with group insurance products such as health, dental, life, disability, and workers compensation. Commission income from insurance carriers is the principal source of revenue. Services had assets of approximately $1,593,000 at June 30, 1999 and had revenues of approximately $847,000 for the six months ended June 30, 1999.

CAPITAL RESOURCES AND LIQUIDITY

The majority of the Company's assets, 84%, continue to be invested in investment-grade bonds, equities and short-term instruments. Under Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities", the Company's investments in debt and equity securities are classified as available for sale and therefore carried at fair value with unrealized gains and losses, net of applicable taxes, reflected as a separate component of equity. Other investments are equity interests in non-traded real estate investment trusts and are recorded at cost which approximates fair value.

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

Cash flow from operations was negative during the first six months of 1999 and 1998, $(3,884,000) and $(8,374,000) respectively. The primary reason for the negative cash flows was the payment, in the first quarter of both years, of the retrospective premium credit and the premium credit under the terms of the MMIC/IPMIT merger agreement. These payments totaled $8,886,000 in 1999 and $8,100,000 in 1998. The merger premium credit of $3,063,000 paid to Iowa policyholders during the first quarter of 1999 was the final payment under the terms of the MMIC/IPMIT merger agreement. The negative cash flow was lower in the first six months of 1999 compared to the same period in 1998 primarily due to greater premium receipts. Fewer policyholders paid premiums in advance of 1/1/99 policy renewals due to later policy billings. Consequently, more policy premiums were paid after January 1 rather than prior to that date compared to the same period the previous year.

Total equity, consisting of redeemable stock and other shareholders' equity, increased by $842,000 during the first six months of 1999. Equity increases were from net income of $4,580,000 and Class A stock issuances of $98,000. These increases were offset by net unrealized depreciation in the fair value of investments, net of deferred taxes, of $(3,332,000) and Class A stock redemptions of $(504,000).

RESULTS OF OPERATIONS

Net premiums earned increased $2,792,000 over the same period of 1998 primarily as a result of writing approximately $6,500,000 of new business. The new business was generated primarily from sales of policies to large, healthcare systems. The increase from new business was offset by a 5% decrease in 1999 premium rate levels for policyholders in Minnesota, North Dakota, and South Dakota. Also negatively impacting 1999 premiums were greater retrospective premium credits paid during the first quarter to Minnesota and North Dakota policyholders than had been estimated and accrued at December 31, 1998. The additional retrospective premium credit payments recognized in 1999 totaled approximately $343,000. Finally, a favorable premium adjustment of approximately $715,000 was recorded in the second quarter of 1999 for the 1992-1994 reinsurance contract due to better than expected loss experience. A favorable premium adjustment was also recorded in the first six months of 1998. The 1998 premium adjustment of approximately $789,000 was for the commutation of a 1991 reinsurance contract.

Net capital gains of $6,068,000 were realized during the first six months of 1999. Most of these capital gains resulted from the sale of common stock to fund the payment of retrospective and MMIC/IPMIT merger premium credits during the first quarter. The Company's investment portfolio is managed by professional, outside investment advisors on a total return basis under guidelines set by the Investment Committee of the Company's Board of Directors. As such, the Company's investment managers may take advantage of opportunities to increase total return through sales of selected securities in response to changing market conditions. Consequently, future levels of realized capital gains or losses are difficult to estimate.

Other revenues consist primarily of finance charges on MMIC premium billings, commission income from Services, and claim processing fees from MedPower. The increase for the first six months of 1999 over the same period of 1998 is primarily due to Services beginning active operations in January 1999.

Losses and loss adjustment expenses increased $3,055,000 for the first six months of 1999 versus 1998. The increase in 1999 was primarily driven by the increase in premium volume as interim period losses are estimated based on a ratio of net premiums earned. The estimated loss ratio was developed while determining 1999 premium rates. At year-end, an outside actuarial analysis of losses is completed. Although the effects of interim claim frequency and severity statistics are not actuarially analyzed, management did not observe any discernable loss trends during the first six months of 1999 that would materially alter loss expectations.

Underwriting, acquisition and insurance expenses increased $803,000 for the first six months of 1999 compared to the same period in 1998. The majority of the increase is due to staff additions to spur MMIC business growth and costs associated with the implementation of a new insurance company operating system.

Other operating expenses increased $1,524,000 for the first six months of 1999 compared to the same period in 1998. The increase can be attributed primarily to Services beginning active operations in January 1999 and additional salary, benefits, and outside consulting expenses incurred by Solutions from intensifying its business development efforts.

As a result of the factors discussed above, the Company realized net income of $4,580,000 for the six months ended June 30, 1999 compared to net income of $4,248,000 for the same period of 1998. Basic net income per share increased to $36.21 from $34.87 for the six months ended June 30, 1999 and 1998, respectively. Diluted net income per share increased to $32.53 for the six months ended June 30, 1999 from the $31.42 per share reported a year ago.

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

An evaluation of the Year 2000 readiness of all significant internal computer hardware and software applications and devices was completed in the latter part of 1998. The evaluation identified three pieces of network hardware and one subsidiary operating system that were not Year 2000 compliant. The three pieces of network hardware did not impact time sensitive operations and therefore did not pose any significant Year 2000 risk to the Company. Medpower's operating system is being converted to a new, Year 2000 compliant platform. The new operating system is currently being parallel tested with the system it is replacing. The transfer of all processing to the new operating system is planned for September 1999. The conversion is approximately 94% completed with total conversion costs estimated at $275,000. As a result of the above, the Company believes that the Year 2000 issue has been adequately addressed with respect to internal use hardware and software.

A Year 2000 compliance inquiry was prepared and mailed in October of 1998 to all of the Company's key business partners and service vendors. Responses have been evaluated and follow-up continues with approximately six key vendors that are working on becoming Year 2000 compliant. The Company intends to monitor these vendors closely and is identifying alternative vendors in case it becomes necessary to make a change. Despite these efforts, no assurances can be given that the systems of other companies on which the Company's operations rely will become Year 2000 compliant in a timely manner, or that the failure by a third party to become Year 2000 compliant would not have a material adverse effect on the Company.

A multi-departmental team consisting of claims, risk management and underwriting management studied and carefully assessed the exposure that might exist in the policies issued by MMIC. The majority of the exposure is related to medical equipment that contains computer chips and may be affected by the Year 2000 bug. This is primarily an exposure for the products liability carrier which insures the medical equipment manufacturer. All hospital insureds have been surveyed to monitor their compliance to MMIC guidelines on medical equipment. All current hospital insureds are in compliance. At this point, no coverage change or exclusion has been enacted for the medical malpractice professional liability policy. A Year 2000 exclusion became effective January 1, 1999 on all premises and general liability policies issued by MMIC. This exclusion will continue through the 2000 policy year. MMIC has communicated its Year 2000 exposure preparedness to its reinsurers and they fully support the plan as developed. While MMIC feels confident in the completeness of its due diligence on Year 2000 exposure, it is not yet possible to determine whether Year 2000 claims will be made against these policies or if such claims will be held to have merit and what potential financial impact may result.

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

The Year 2000 Task Force has developed contingency plans for the Company with the exception of MedPower. MedPower is refining its contingency plans with completion expected by September 1999. If the Company encounters Year 2000 problems with respect to internal computer hardware and software, core functions can be processed manually until the problems are remedied. If unanticipated Year 2000 problems occur with key service vendors, essential services can be handled manually or through other vendors until the problems are resolved. The Year 2000 Task Force is evaluating the need to test backup manual systems and identify alternative key service vendors. In the event Year 2000 claims are made on policies written by MMIC, the Company believes these claims will be without merit and will vigorously defend its position. Although the Company believes its contingency plans will be adequate, no assurances can be given that such plans will address all risks that may actually arise.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, in addition to the factors discussed in this report, there are or will be other important factors that could cause actual results to differ materially from those indicated in such statements. These factors include but are not limited to:
i. the impact of changing market conditions on the Company's business strategy;
ii. the effects of increased competition on pricing, coverage terms, retention of customers and ability to attract new customers;
iii. greater severity or frequency of the types of losses that are insured by the Company;
iv. faster or more adverse loss development experience than that on which the Company based its underwriting, reserving, and investment practices;
v. developments in global financial markets which could adversely affect the performance of the Company's investment portfolio;
vi. litigation, regulatory or tax developments which could adversely affect the Company's business;
vii.     risks associated with the introduction of new products and services;
viii.    dependence on key personnel;
ix.      the impact of mergers and acquisitions; and
x. failure of the Company or significant third parties to achieve Year 2000 compliance or material expense in connection with such compliance.

The facts set forth above should be considered in connection with any forward-looking statement contained in this report. The important factors that could affect such forward-looking statements are subject to change, and the Company does not intend to update any forward-looking statement or the forgoing list of important factors. By this cautionary note, the Company intends to rely upon the safe harbor from liability with respect to forward-looking statements provided by Section 27A and Section 21E referred to above.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss that may occur when fluctuations in interest and foreign currency exchange rates and equity and commodity prices change the value of a financial instrument. Both derivative and nonderivative financial instruments have market risk. The Company is primarily exposed to interest rate risk on its investment in fixed maturities, equity price risk on its investment in equity securities, and foreign currency exchange rate risk on its investment in international equity securities.

As previously disclosed, the Company's fixed maturity and equity investments are classified as available for sale and are managed to preserve assets, maximize pre-tax total return, and assure adequate liquidity to meet the funding needs of the Company. Under the current investment policy, management does not use derivative instruments to manage exposure to market risks. Professional outside investment managers adjust portfolio characteristics, such as sector, duration and industry exposure, based on their outlook of market conditions within the parameters set by the Company's investment policy as approved by the Investment Committee of the Board of Directors.

Based on the effective duration of the fixed maturity investment portfolio, an abrupt 100 basis point increase in interest rates along the entire interest rate yield curve would adversely affect the fair value of fixed maturity investments by approximately $8,900,000 at June 30, 1999 and $8,500,000 at December 31, 1998.

Based primarily on past annual performance relative to the Standard & Poors 500 Market Index (S&P 500), an abrupt ten percent decrease in the S&P 500 would adversely affect the fair value of equity securities by approximately $10,200,000 at June 30, 1999 and $10,000,000 at December 31, 1998.

A hypothetical ten percent weakening of all foreign currencies relative to the U.S. dollar would adversely affect the fair value of the Company's investment in international equity securities by approximately $1,700,000 at June 30, 1999 and $1,600,000 at December 31, 1998.

The Company believes that there would be no material effect on its net income and cash flows in any of the above scenarios. This effect on net income and cash flows does not consider the possible effects a change in economic activity could have in such an environment. Investors, customers, regulators and legislators could respond to these fluctuations in ways the Company cannot foresee. Because the Company cannot be certain what specific actions would be taken and their effects, the above sensitivity analyses assume no significant changes in the Company's financial structure.

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




                       Midwest Medical Insurance Holding Company
                       ------------------------------------------
                                      (Registrant)





Date August 12, 1999          /s/ David P. Bounk
     ------------------       ------------------------------------
                              David P. Bounk
                              President and Chief Executive Officer




Date August 12, 1999          /s/ Niles Cole
     ------------------       ------------------------------------
                              Niles Cole
                              Vice President and
                              Principal Financial Officer and
                              Principal Accounting Officer