Form 10-Q
period 1999-09-30
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 1999-11-12
CIK 894353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1999.
                               or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                 to
                               ----------------  ------------
Commission file number 0-21230

                    Midwest Medical Insurance Holding Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Minnesota                                      41-1625287
-----------------------------                --------------------------
(State or other jurisdiction                    (I.R.S. Employer of
incorporation or organization)                  Identification No.)

7650 Edinborough Way, Suite 400
Minneapolis, Minnesota                               55435-5978
---------------------------------------      --------------------------
(Address of principal executive offices)             (Zip Code)

                            612-838-6700
---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                           6600 France Avenue South, Suite 245
                           Minneapolis, MN  55435-1891
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

The number of shares outstanding of the issuer's classes of common stock, as of September 30, 1999:

Class A Common Stock $.01 par value - 122,052 shares

Class B Common Stock $1,000 par value - 1 share

                                      INDEX

                    Midwest Medical Insurance Holding Company


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - September 30, 1999 and December 31, 1998

         Condensed consolidated statements of income - Three months ended September 30, 1999 and 1998; Nine months ended September 30, 1999 and 1998

         Condensed consolidated statements of cash flows - Nine months ended September 30, 1999 and 1998

         Notes to condensed consolidated financial statements - September 30,
         1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Part I. Financial Information
        Item 1.  - Financial Statements

        MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                           September 30          December 31
                                                                               1999                 1998
                                                                           -------------         ------------
                                                                            (Unaudited)           (Note A)
ASSETS
   Fixed maturity investments at fair value
      (amortized cost: 1999 $157,402;
       1998 $161,430)                                                         $ 152,915            $ 164,652
   Equity securities at fair value (cost:
       1999 $45,806; 1998 $41,907)                                               87,412               86,553
   Short-term investments                                                         9,045                3,556
   Other investments                                                             10,000               10,000
                                                                              ---------            ---------
                                                                                259,372              264,761

   Cash                                                                             757                  647
   Accrued investment income                                                      2,383                1,739
   Reinsurance recoverable                                                       16,659               16,499
   Uncollected premiums - Note C                                                 13,589                2,023
   Amounts due from reinsurers                                                    2,792                3,191
   Other assets                                                                   7,229                6,623
                                                                              ---------            ---------
                                                                              $ 302,781            $ 295,483
                                                                              =========            =========

LIABILITIES, REDEEMABLE STOCK AND OTHER
   SHAREHOLDERS' EQUITY

LIABILITIES
   Unpaid losses and loss adjustment expenses                                 $ 111,981            $ 110,964
   Unearned premiums - Note C                                                    22,684                8,173
   Dividends payable to policyholders - Note D                                   10,100                    -
   Retrospective premiums                                                             -                8,543
   Deferred income taxes                                                          7,279               10,966
   Other liabilities                                                              5,484                6,244
                                                                              ---------            ---------
                                                                                157,528              144,890
REDEEMABLE STOCK
   Class A Common Stock; authorized 300,000 shares,
     shares issued and outstanding 122,052 and
     125,682 in 1999 and 1998, respectively                                       6,754                8,146
   Class B Common Stock; authorized, issued and
     outstanding 1 share                                                              1                    1
                                                                              ---------            ---------
                                                                                  6,755                8,147

OTHER SHAREHOLDERS' EQUITY
   Paid-in capital                                                               12,789               12,789
   Retained earnings                                                            101,767               98,695
   Accumulated other comprehensive income:
     Net unrealized appreciation of investments                                  23,942               30,962
                                                                              ---------            ---------
                                                                                138,498              142,446
                                                                              ---------            ---------
                                                                              $ 302,781            $ 295,483
                                                                              =========            =========



See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                                     Three Months Ended              Nine Months Ended
                                                                        September 30                    September 30
                                                                   ----------------------          ---------------------
                                                                     1999          1998              1999         1998
                                                                   --------      --------          --------     --------
 Revenues:

   Net premiums earned                                             $ 14,576      $ 3,394           $ 35,363      $ 21,388
   Net investment income                                              3,047        3,180              8,853         8,671
   Net realized capital gains                                         1,649        3,279              7,716         7,476
   Other                                                                495          262              2,227         1,077
                                                                   --------      -------           --------      --------
                                                                     19,767       10,115             54,159        38,612

 Losses and expenses:

   Losses and loss adjustment expenses                                9,717        9,486             29,664        26,379
   Policyholder dividends - Note D                                   10,100            -             10,100             -
   Underwriting, acquisition and
     insurance expenses                                               1,847        1,315              6,126         4,790
   Other operating expenses                                           1,435        1,027              4,553         2,621
                                                                   --------      -------           --------      --------
                                                                     23,099       11,828             50,443        33,790
                                                                   --------      -------           --------      --------
   Income before income taxes                                        (3,332)      (1,713)             3,716         4,822

   Income taxes - Note B                                             (1,109)      (1,701)             1,360           586
                                                                   --------      -------           --------      --------
   Net income                                                      $ (2,223)     $   (12)          $  2,356      $  4,236
                                                                   ========      =======           ========      ========


   Income per common share                                         $ (18.13)     $ (0.10)          $  18.82      $  34.58
                                                                   ========      =======           ========      ========

   Income per common share -
      assuming dilution                                            $ (16.36)     $ (0.09)          $  16.94      $  31.22
                                                                   ========      =======           ========      ========



  See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                    Nine Months Ended
                                                                                       September 30
                                                                                 -----------------------
                                                                                   1999          1998
                                                                                 ---------      --------
OPERATING ACTIVITIES
   Net Income                                                                    $   2,356      $  4,236
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Increase in uncollected premiums                                              (11,566)      (6,990)
      Increase in unearned premiums                                                  14,511       11,999
      Increase in dividends payable to policyholders                                 10,100            -
      Decrease in retrospective premiums                                             (8,543)      (1,362)
      Decrease in other liabilities                                                    (760)      (6,141)
      Net realized capital gains                                                     (7,716)      (7,476)
      Other changes, net                                                                 71       (1,122)
                                                                                 ----------     --------
                                                                                     (1,547)      (6,856)

INVESTING ACTIVITIES
   Purchases of fixed maturity investments and equity
      securities                                                                   (129,200)    (322,614)
   Sales of fixed maturity investments and equity
      securities                                                                    135,249      326,387
   Maturities of fixed maturity investments                                           2,000          250
   Net (purchases) sales of short-term investments                                   (7,638)      (1,972)
   Capitalization of MMIHC Insurance Services, Inc.                                   1,500            -
   Capitalization of Midwest Medical Solutions, Inc.                                    650        1,850
                                                                                 ----------     --------
                                                                                      2,561        3,901

FINANCING ACTIVITIES
   Redemption of Class A Common Stock                                                  (904)        (379)
                                                                                 ----------     --------

INCREASE (DECREASE) IN CASH                                                             110       (3,334)
Cash at beginning of year                                                               647        2,378
                                                                                 ----------     --------
                     CASH AT SEPTEMBER 30                                        $      757     $   (956)
                                                                                 ==========     ========



See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES


         Notes to Condensed Consolidated Financial Statements (Unaudited)

         September 30, 1999

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

         NOTE B - INCOME TAXES

         The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The estimated annual effective tax rate used for the three and nine-month periods ended September 30, 1999 and 1998 approximated the statutory rate of 35%. During the third quarter of 1999 and 1998, the Company recorded tax adjustments to reconcile its books with the actual federal and state tax returns filed for the previous year. The adjustments recorded in the third quarter of 1999 resulted in additional income tax expense of approximately $43,000 for the 1998 tax year. The adjustments recorded in the third quarter of 1998 resulted in income tax benefits of approximately $1,136,000 for the 1997 tax year. These income tax benefits were primarily driven by the Company's election to use its loss payment pattern rather than the industry's loss payment pattern in discounting loss reserves for tax purposes. Excluding these adjustments, the Company's effective tax rates for the first nine months of 1999 and 1998 were 35.4% and 35.7%, respectively.

         NOTE C - UNEARNED PREMIUMS and UNCOLLECTED PREMIUMS

         The majority of the Company's insurance policies expire at December 31 and renew on January 1 of each year. As a result, the majority of the unearned premium amount at September 30, 1999 represents three months of unearned premium for every active policy renewed or newly written with an expiration date of December 31, 1999. At December 31, 1998, most active 1998 policies expired and therefore had no unearned premium.

         Of the total unearned premium balance of $8,173,000 at December 31, 1998, $6,520,000 is reserved to recognize the Company's obligation to provide reporting endorsement coverage without additional premium upon the death, disability or retirement of policyholders. That same amount is also included in the unearned premium balance at September 30, 1999 and represents the actuarially determined present value of future benefits to be provided less the present value of future revenues to be received.

         The increase of $11,566,000 in uncollected premiums from December 31, 1998 to September 30, 1999 is primarily due to the renewal of most active policies on January 1. The full year's premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly and the majority of each year's premium is collected during the year. The uncollected balance remaining at the end of the year primarily relates to the few policies underwritten by the Company that have other than December 31 expiration dates.

         NOTE D - POLICYHOLDER DIVIDENDS

         In 1998, the Company decided to replace its policyholder retrospective premium refund program with a policyholder dividend program beginning in 1999. A policyholder dividend program afforded the Company more flexibility in determining amounts to be refunded to policyholders and more closely resembled programs of peer companies thus making the financial statement impact similar. In the third quarter of 1999, the Company's Board of Directors declared a $10,100,000 dividend to be paid to policyholders in four equal installments in February, May, August, and November 2000. As a percentage of written premium, approximately 65% of the Company's policies will participate in the policyholder dividend. The policyholder dividend will be allocated to participating policies on a proportionate basis for policyholders that were insured by the Company in 1995 and maintain policies with the Company throughout 2000.

         NOTE E - COMPREHENSIVE INCOME

         The components of the Company's comprehensive income are net income and changes in unrealized appreciation of investments. Total comprehensive income was $(5,912,000) and $(4,664,000) for the three and nine-months ended September 30, 1999 and $(4,121,767) and $6,161,000 for the three and nine-months ended September 30, 1998.

NOTE F - EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for share and per share amounts):


                                                        Three Months Ended                 Nine Months Ended
                                                           September 30                       September 30
                                                  ------------------------------      ----------------------------
                                                      1999              1998             1999              1998
                                                  -----------       ------------      -----------       ----------
Numerator for basic and dilutive earnings per
  share available to common shareholders          $    (2,223)      $       (12)      $     2,356       $    4,236
                                                  ===========       ===========       ===========       ==========

Denominator:
  Denominator for basic earnings
    per share--weighted average
    shares                                            122,624           123,805           125,183          122,485

  Effect of dilutive securities:
    Unvested shares                                    13,263            12,883            13,886           13,213
                                                  -----------       -----------       -----------       ----------
Denominator for dilutive
  earnings per share--adjusted
  weighted average shares and
  assumed conversions                                 135,887           136,688           139,069          135,698
                                                  ===========       ===========       ===========       ==========

Basic earnings per share                          $    (18.13)      $     (0.10)      $     18.82       $    34.58
                                                  ===========       ===========       ===========       ==========

Diluted earnings per share                        $    (16.36)      $     (0.09)      $     16.94       $    31.22
                                                  ===========       ===========       ===========       ==========


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

              Together, Solutions and MedPower had assets of less than $3,000,000 at September 30, 1999 and at December 31, 1998 and had revenues of approximately $354,000 and $303,000 for the nine months ended September 30, 1999 and 1998, respectively.

              Services was incorporated in 1995 and began active operations in January 1999 with the acquisition of a book of business from Johnson-McCann Benefits, Inc. (Johnson-McCann). The Holding Company provided $1,500,000 of capital to Services to fund the first of three installment payments on the Johnson-McCann purchase as well as to provide additional funds for future agency acquisitions. The remaining two installment payments will be made to Johnson-McCann in 2000 and 2001 with the payment amounts tied to the retention of the purchased book of business. Services is an insurance agency specializing in providing clients with group insurance products such as health, dental, life, disability, and workers compensation. Commission income from insurance carriers is the principal source of revenue. Services had assets of approximately $1,577,000 at September 30, 1999 and had revenues of approximately $1,225,000 for the nine months ended September 30, 1999.

              Capital Resources and Liquidity

              The majority of the Company's assets, 86%, continue to be invested in investment-grade bonds, equities and short-term instruments. Under Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities", the Company's investments in debt and equity securities are classified as available for sale and therefore carried at fair value with unrealized gains and losses, net of applicable taxes, reflected as a separate component of equity. Other investments are equity interests in non-traded real estate investment trusts and are recorded at cost which approximates fair value.

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

              Cash flow from operations was negative during the first nine months of 1999 and 1998, $(1,547,000) and $(6,856,000)
              respectively. The primary reason for the negative cash flows was the payment, in the first quarter of both years, of the retrospective premium credit and the premium credit under the terms of the MMIC/IPMIT merger agreement. These payments totaled $8,886,000 in 1999 and $8,100,000 in 1998. The merger premium credit of $3,063,000 paid to Iowa policyholders during the first quarter of 1999 was the final payment under the terms of the MMIC/IPMIT merger agreement.

              The negative cash flow was lower in the first nine months of 1999 compared to the same period in 1998 primarily due to greater premium receipts. Fewer policyholders paid premiums in advance of 1/1/99 policy renewals due to later policy billings. Consequently, more policy premiums were paid after January 1 rather than prior to that date compared to the same period the previous year.

              Total equity, consisting of redeemable stock and other shareholders' equity, decreased by $5,340,000 during the first nine months of 1999. Equity increases were from net income of $2,356,000 and Class A stock issuances of $228,000. These increases were offset by net unrealized depreciation in the fair value of investments, net of deferred taxes, of $(7,020,000) and Class A stock redemptions of $(904,000).

              Results of Operations

              Net premiums earned increased $13,975,000 over the same period of 1998. Several factors drove the increase. New business generated primarily from sales of policies to large, healthcare systems resulted in approximately $3,375,000 of additional 1999 earned premium. Favorable premium adjustments due to better than expected loss experience on the 1992-1994 and 1995-1997 reinsurance contracts drove increases of approximately $1,092,000 and $3,245,000, respectively. 1998 net premiums earned were reduced by $6,700,000 for retrospective premium refunds to policyholders. The retrospective premium refund program was replaced in 1999 by the policyholder dividend program. Policyholder dividends are recorded as a separate expense on the income statement and therefore do not impact premiums. The increase in net premiums earned was offset by a 5% decrease in 1999 premium rate levels for policyholders in Minnesota, North Dakota, and South Dakota and by $986,000 of favorable premium adjustments recorded in 1998 primarily from the commutation of a 1991 reinsurance contract.

              Net capital gains of $7,716,000 were realized during the first nine months of 1999. Most of these capital gains resulted from the sale of common stock to fund the payment of retrospective and MMIC/IPMIT merger premium credits during the first quarter. The Company's investment portfolio is managed by professional, outside investment advisors on a total return basis under guidelines set by the Investment Committee of the Company's Board of Directors. These investment managers may therefore take advantage of opportunities to increase total return through sales of selected securities in response to changing market conditions. Consequently, future levels of realized capital gains or losses are difficult to estimate.

              Other revenues consist primarily of finance charges on MMIC premium billings, commission income from Services, and claim processing fees from MedPower. The increase for the first nine months of 1999 over the same period of 1998 is primarily due to Services beginning active operations in January 1999.

              Losses and loss adjustment expenses increased $3,285,000 for the first nine months of 1999 versus 1998. The increase in 1999 was largely driven by the increase in premium volume as interim period losses are estimated based on a ratio of net premiums earned. The estimated loss ratio was developed while determining 1999 premium rates. At year-end, an outside actuarial analysis of losses is completed. Although the effects of interim claim frequency and severity statistics are not actuarially analyzed, management did not observe any discernable loss trends during the first nine months of 1999 that would materially alter loss expectations.

              As mentioned previously, the company implemented a policyholder dividend program in 1999 to replace its retrospective premium refund program. Policyholder dividends are recorded as a separate expense on the income statement. In the third quarter of 1999, the Company's Board of Directors declared a $10,100,000 dividend to be paid to policyholders in four equal installments in February, May, August, and November 2000. This policyholder dividend represents a return of prior years' profits that were greater than anticipated due to favorable claims and investment experience.

              Underwriting, acquisition and insurance expenses increased $1,336,000 for the first nine months of 1999 compared to the same period in 1998. The majority of the increase is due to staff additions to spur MMIC business growth and costs associated with the implementation and enhancement of a new insurance company operating system. Also contributing to the increase were costs associated with relocating the Minneapolis main office effective October 4, 1999.

              Other operating expenses increased $1,932,000 for the first nine months of 1999 compared to the same period in 1998. The increase can be attributed primarily to Services beginning active operations in January 1999 and additional salary, benefits, and outside consulting expenses incurred by Solutions from intensifying its business development efforts.

              Income taxes increased to $1,360,000 for the first nine months of 1999 compared to $586,000 for the same period in 1998. The principal factors in the increase were additional prior year taxes of approximately $43,0000 recorded in 1999 and a recovery of prior year taxes of approximately $1,136,000 recorded in 1998. Excluding these adjustments, the Company's effective tax rates for the first nine months of 1999 and 1998 were 35.4% and 35.7%, respectively.

              As a result of the factors discussed above, the Company realized net income of $2,356,000 for the nine months ended September 30, 1999 compared to net income of $4,236,000 for the same period of 1998. Basic net income per share decreased to $18.82 from $34.58 for the nine months ended September 30, 1999 and 1998, respectively. Diluted net income per share decreased to $16.94 for the nine months ended September 30, 1999 from the $31.22 per share reported a year ago.

              Year 2000 Update

              The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send billings, or engage in similar normal business activities.

              The Company's Year 2000 Task Force continues to monitor and evaluate Year 2000 issues. The key areas being assessed by the Year 2000 Task Force are internal computer hardware and software, significant business partners and vendors, insurance policy exposure, and contingency plans.

              An evaluation of the Year 2000 readiness of all significant internal computer hardware and software applications and devices was completed in the latter part of 1998. The evaluation identified MedPower's operating system as posing a significant Year 2000 risk to the Company. The Company responded by converting MedPower's operating system to a new, Year 2000 compliant platform. The conversion and testing was completed as of the end of September 1999 with a total conversion cost of approximately $275,000. As a result of the above, the Company believes that the Year 2000 issue has been adequately addressed with respect to internal use hardware and software.

              A Year 2000 compliance inquiry was prepared and mailed in October of 1998 to all of the Company's key business partners and service vendors. Responses were obtained from each vendor. The Company's department heads with the assistance of information systems staff evaluated vendor responses and followed up with vendors as necessary. As of August 1999, the Company's department heads had completed their review and were satisfied with the level of Year 2000 compliance of the Company's key vendors. Despite these efforts, no assurances can be given that the systems of other companies on which the Company's operations rely will be Year 2000 compliant, or that the failure by a third party to be Year 2000 compliant would not have a material adverse effect on the Company.

              A multi-departmental team consisting of claims, risk management and underwriting management studied and carefully assessed the exposure that might exist in the policies issued by MMIC. The majority of the exposure is related to medical equipment that contains computer chips that could be affected by the Year 2000 bug. This is primarily an exposure for the products liability carrier which insures the medical equipment manufacturer. All hospital insureds have been surveyed to monitor their compliance to MMIC guidelines on medical equipment. All current hospital insureds are in compliance. No coverage change or exclusion has been enacted for the medical malpractice professional liability policy. A Year 2000 exclusion became effective January 1, 1999 on all premises and general liability policies issued by MMIC. This exclusion will continue through the 2000 policy year. MMIC has communicated its Year 2000 exposure preparedness to its reinsurers and they fully support the Company's plan and actions. While MMIC feels confident in the completeness of its due diligence on Year 2000 exposure, it is not known whether Year 2000 claims will be made against these policies, whether such claims will have any merit, and what potential financial impact these claims may have.

              Although the Company believes it has substantially completed and tested its Year 2000 remediation, the risk of a Year 2000 failure still exists. A failure in remedying a Year 2000 issue, caused by internal computer hardware or software errors or failures, or by key business partners and service vendors who fail to become Year 2000 compliant could, in a worst case, interrupt the Company's business. Depending upon the extent and duration of the business interruption resulting from non-compliance issues, such interruption could have a material adverse effect on the Company's business, financial condition, and results of operations. Although the Company believes the likelihood is remote based on the due diligence it has performed, the potential does exist in a worst case scenario for claims to be made by MMIC policyholders for Year 2000 failures they experience. Depending on whether such claims are deemed to have merit and to the extent and amount these claims are awarded compensation, such claims could have a material adverse effect on the Company's business, financial condition, and results of operations.

              Year 2000 contingency plans have been developed for the Company and are being tested as deemed necessary by the Year 2000 Task Force. These plans include manual processing of core functions if the Company encounters Year 2000 problems with respect to internal computer hardware and software and using alternative vendors or internally handling essential services if unanticipated Year 2000 problems occur with key vendors. The Company also intends to shut down all network and computer systems on December 31, 1999 and bring them back on-line on January 1, 2000 to avoid any potential problems that the actual on-line change in year might cause. In the event Year 2000 claims are made on policies written by MMIC, the Company believes these claims will be without merit and will vigorously defend its position. Although the Company believes its contingency plans will be adequate, no assurances can be given that such plans will address all risks that may actually arise.

              Readers are reminded that forward-looking statements contained in this description of the Company's treatment of the Year 2000 issue should be read in conjunction with the disclosures under the heading "Cautionary Note Regarding Forward-Looking Statements" below.

              Cautionary Note Regarding Forward-Looking Statements

              Statements other than historical information contained in this report are considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.

              All forward-looking statements address matters that involve risks and uncertainties. Accordingly, in addition to the factors discussed in this report, there are or will be other important factors that could cause actual results to differ materially from those indicated in such statements. These factors include but are not limited to:
              i. the impact of changing market conditions on the Company's business strategy;
              ii. the effects of increased competition on pricing, coverage terms, retention of customers and ability to attract new customers;
              iii. greater severity or frequency of the types of losses that are insured by the Company;
              iv. faster or more adverse loss development experience than what the Company had based its underwriting, reserving, and investment practices;
              v. developments in global financial markets which could adversely affect the performance of the Company's investment portfolio;
              vi. litigation, regulatory or tax developments which could adversely affect the Company's business;
              vii. risks associated with the introduction of new products and services;
              viii. dependence on key personnel;
              ix.   the impact of mergers and acquisitions; and
              x. failure of the Company or significant third parties to achieve Year 2000 compliance.

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

              Based on the effective duration of the fixed maturity investment portfolio, an abrupt 100 basis point increase in interest rates along the entire interest rate yield curve would adversely affect the fair value of fixed maturity investments by approximately $8,600,000 at September 30, 1999 and $8,500,000 at December 31,
              1998.

              Based primarily on past annual performance relative to the Standard & Poors 500 Market Index (S&P 500), an abrupt ten percent decrease in the S&P 500 would adversely affect the fair value of equity securities by approximately $10,100,000 at September 30, 1999 and $10,000,000 at December 31, 1998.

              A hypothetical ten percent weakening of all foreign currencies relative to the U.S. dollar would adversely affect the fair value of the Company's investment in international equity securities by approximately $1,700,000 at September 30, 1999 and $1,600,000 at December 31, 1998.

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




                                  Midwest Medical Insurance Holding Company
                                  -----------------------------------------
                                                 (Registrant)





Date November 12, 1999             /s/ David P. Bounk
     ------------------            ---------------------------------
                                   David P. Bounk
                                   President and Chief Executive Officer




Date November 12, 1999             /s/ Niles Cole
     ------------------            ----------------------------------
                                   Niles Cole
                                   Vice President and
                                   Principal Financial Officer and
                                   Principal Accounting Officer