Form 10-K
period 1999-12-31
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 2000-03-22
CIK 894353

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                to
                               ---------------   ----------------
Commission file number   0-21230

                    Midwest Medical Insurance Holding Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Minnesota                                                              41-1625287
----------------------------------------------------------------------------       -----------------------------------------
(State or other jurisdiction of incorporation or organization)                       (I.R.S. Employer Identification No.)

7650 Edinborough Way, Suite 400
Minneapolis, Minnesota                                                                            55435-5978
----------------------------------------------------------------------------       -----------------------------------------
(Address of principal executive offices)                                                          (Zip Code)

Registrant's telephone number, including area code:  (612) 838-6700

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

              Title of Each Class                                                  Name of Each Exchange on Which Registered
              -------------------                                         ----------------------------------------------------------
Class A Common Stock $.01 par value                                                                   N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (based on December 31, 1999 Net Redemption Value per share) of the voting stock held by non-affiliates of the registrant as of March 16, 2000 was $7,740,976.

The number of shares outstanding of the issuer's classes of common stock, as of March 16, 2000:

   Class A Common Stock $.01 par value - 123,509 shares

   Class B Common Stock $1,000 par value - 1 share


DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

Midwest Medical Insurance Holding Company (MMIHC) is a holding company organized under the laws of the State of Minnesota. Midwest Medical Insurance Company
(MMIC), Midwest Medical Solutions, Inc. (Solutions), which includes its wholly-owned subsidiary, MedPower Information Resources, Inc. (MedPower), and MMIHC Insurance Services, Inc. (Services) are wholly-owned subsidiaries of MMIHC. MMIHC and its subsidiaries are referred to collectively as the Company unless the reference pertains to a specific entity.

The Company's principal business operation is MMIC. MMIC's primary business is selling and issuing policies of medical professional liability insurance to: (1) individual physicians, (2) partnerships or professional corporations composed of physicians, (3) clinics, (4) hospitals, and (5) health plans.

MMIC originally was organized in 1980 under the auspices of the Minnesota Medical Association (the "MMA") to provide professional liability (malpractice) insurance to Minnesota physicians who were members of the MMA. The business was reorganized on November 30, 1988 into a stock insurance company (MMIC), wholly owned by a holding company (MMIHC), which could pursue other business opportunities. Another purpose of the reorganization was to give physicians a limited equity interest in their malpractice insurer while preserving MMIC's capital and surplus. As of July 1, 1993, the Iowa physician-owned malpractice insurer, Iowa Physicians Mutual Insurance Trust (IPMIT), was merged with and into MMIC. As of June 5, 1996, the Nebraska physician-owned malpractice insurer, Medical Liability Mutual Insurance Company of Nebraska (MLM) was merged with and into MMIC. MMIC now provides malpractice insurance to physicians and physician groups in Minnesota, Iowa, North Dakota, South Dakota, Nebraska, Illinois and Wisconsin on a claims-made basis. MMIC has had the sponsorship of the MMA since inception and also has the sponsorship of the Iowa Medical Society (IMS) and the North Dakota Medical Association. Professional liability, general liability, and umbrella excess liability insurance is also available to hospitals and other healthcare facilities throughout MMIC's territory.

During 1997, MMIHC formed Solutions as a business development company to strengthen and promote the independence and interdependencies of physicians, clinics and hospitals that MMIC serves. Business development opportunities being considered include practice enhancement, strategic consulting, and technology services and support.

Effective January 1, 1998, Solutions purchased the assets and operations of MedPower. MedPower processes and electronically submits medical claims for over 100 healthcare providers in the Upper Midwest. MedPower also provides various information consulting and network support services.

Services was incorporated in 1995 and began active operations in January 1999 with the acquisition of a book of business from Johnson-McCann Benefits, Inc. Services is an insurance agency specializing in providing Upper Midwest clients with group insurance products such as health, dental, life, disability and workers' compensation.

MMIHC provides management and administrative services to MMIC, Solutions and MedPower for a fee generally equal to the cost of services provided plus a surcharge of 10%. Services operates independently with its own management and administrative staff and therefore does not have a management agreement with MMIHC.

ELIGIBLE PHYSICIANS

An individual physician must meet the following criteria in order to be eligible to obtain insurance coverage from MMIC:

   1. An applicant must be licensed to practice medicine, surgery or osteopathy in Minnesota, Iowa, North Dakota, South Dakota, Nebraska, Illinois, or Wisconsin;

   2. An applicant must conduct a majority of his or her practice in Minnesota, Iowa, North Dakota, South Dakota, Nebraska, Illinois or Wisconsin.

ELIGIBLE GROUPS

MMIC also provides professional liability insurance to entities including partnerships, professional corporations and other associations through which qualifying physicians practice medicine, surgery or osteopathy.

A group must meet the following criteria in order to be eligible to be insured by MMIC:

   1. The entity must have its principal place of business in Minnesota, Iowa, North Dakota, South Dakota, Nebraska, Illinois or Wisconsin; and

   2. The group must demonstrate that a majority of the individual physicians practicing medicine, surgery or osteopathy on a full-time basis through such clinic are, or intend to be, insured by MMIC.

ELIGIBLE HOSPITALS AND OTHER HEALTHCARE FACILITIES

MMIC also provides professional liability, general liability and umbrella excess liability to hospitals and other healthcare facilities.

A business must meet the following criteria in order to be eligible to be insured by MMIC:

   1. The entity must have its principal place of business in Minnesota, Iowa, North Dakota, South Dakota, Nebraska, Illinois or Wisconsin; and

   2. The facility must be a licensed hospital or other healthcare facility.

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

MARKETING AND DISTRIBUTION

Marketing of MMIC policies is handled principally by MMIC through salaried marketing representatives. MMIC has also made marketing arrangements with a select group of brokers to assist MMIC in the production of large accounts and in the production of new coverages as they are developed. MMIC approves all policies (and their terms) sold by agents prior to their becoming effective, and no commissions are earned by agents until such approval has been granted.

Distribution of policies is handled through a processing system which MMIC updated in 1998. Since most policies have a common expiration date, it is essential that MMIC's policy processing operations be highly efficient. MMIC consistently has been able to provide policy processing on a timely basis.

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

MMIC's current reinsurance contract is in effect over the three-year period of 1998 through 2000. The primary layer of coverage provides $1,250,000 of coverage in excess of $750,000 of retention per insured. The premium ceded for this coverage is based upon the losses paid under the contract limited to a minimum of 1.27% and a maximum of 9.21% of the underlying MMIC subject premium. MMIC has utilized this "swing-rated" treaty mechanism since 1992. These treaties do not include a commutation clause, but rather develop over time as claims are handled. There are no claims outstanding from years prior to 1992. All contracts for years prior to 1992 have been commuted. For limits of liability greater than $2,000,000 MMIC "cedes" all premium and exposure to the reinsurers and collects a ceding commission of 25%. The reinsurers, their participation percentages, and their A.M. Best rating are listed below.

   - General Reinsurance Corporation, (80%), A++
   - Hannover Reinsurance Company, (7%), A+
   - Transatlantic Reinsurance Company, (6.5%), A+
   - CNA Re, UK, (6.5%), A

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

MMIC's investment portfolio consists primarily of investment grade fixed income instruments, including United States Government, governmental agency, and corporate bonds. Fixed income investments comprised approximately 55% of total invested assets at December 31, 1999 compared to 62% at December 31, 1998. MMIC's investment policy also permits the inclusion of equity securities. Equity securities comprised approximately 37% of total invested assets at December 31, 1999 compared to 33% at December 31, 1998. The increase in the proportion of equity securities was due to an increase in equity market values and a decrease in market values of fixed-income securities. The remainder of MMIC's investment portfolio, 8% and 5% at December 31, 1999 and 1998, respectively, was invested in a real estate investment trust and short-term instruments.

RATING

A.M. Best & Company, Inc. ("Best's"), publisher of Best's Insurance Reports, Property-Casualty, 1998 Edition, has assigned MMIC an "A", or excellent, rating in 1999. This is the highest rating currently assigned to any company that specializes in medical malpractice insurance. Best's ratings are based on an analysis of the financial condition and operation of an insurance company as compared with the industry in general. MMIHC believes that a favorable rating has a positive effect since customers and their advisors often review Best's ratings when selecting an insurer and are more apt to purchase insurance from a company with a positive rating because of the greater security and stability associated with a positive rating. A positive rating relates to the ability of an insurer to meet its insurance obligations and does not directly relate to the value of the insurer's securities.

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

Without prior approval from the Minnesota Commissioner of Commerce, annual dividends to MMIHC cannot exceed 10 percent of policyholder surplus of MMIC or the prior year's net income from operations of MMIC excluding realized capital gains, whichever is greater. MMIC is also subject to statutes that require it to file periodic information with state regulatory authorities and is subject to periodic financial and business conduct examinations. MMIHC is also subject to statutes governing insurance holding company systems in Minnesota, which relate primarily to the acquisition of control of insurance companies directly or through a holding company.

COMPETITION

MMIC's major competitor in all states in which it conducts its business is The St. Paul Companies. The St. Paul Companies is a major national property-casualty insurance company, the largest writer of medical professional liability insurance in the United States, and is many times larger than MMIC. In addition to The St. Paul Companies, several other national companies have become active competitors in the last several years, including Medical Protective Insurance Company, CNA Insurance Company, Zurich Insurance Company, Fireman's Fund Insurance Company, and American Continental Insurance Company (commonly referred to as MMI). At this time they have achieved limited market penetration, but represent an increasing competitive pressure for the future. In addition several other physician-owned specialty carriers have entered the market, but have yet to be a significant factor in MMIC's market area. Finally, in the mid-nineties several large self-insured hospitals in Minneapolis and Des Moines purchased MMIC insured clinics, and other physician practices were purchased by large, self-insured clinics such as the Mayo Clinic. In response to the consolidation occurring among healthcare providers, MMIC expanded its underwriting capability by partnering with its reinsurers to provide the types of coverages needed by larger healthcare organizations. MMIC is also the only carrier endorsed by local medical societies in Minnesota, Iowa and North Dakota and owned by its physician-insureds, which management believes gives MMIC a competitive advantage in marketing to physicians.

The market for medical professional liability insurance is changing, especially with the dramatic changes proposed and occurring in the broader healthcare industry. Various changes in the market for medical professional liability insurance are possible as a result of developments such as practice consolidation and integration, physician-hospital organizations, and various forms of managed care. Management of MMIC believes it is developing new programs and products which will allow it to remain an industry leader as such change occurs, although no assurance can be given to that effect.

EMPLOYEES

As of December 31, 1999, MMIHC employed 83 persons, of whom 9 were executives, 51 were supervisory employees or specialists, and 23 were clerical employees. As of December 31, 1999, Services employed 10 persons, of whom 1 was an executive, 8 were supervisory employees or specialists, and 1 was a clerical employee. No employees of MMIHC and Services are covered by a collective bargaining agreement and management believes that relations with employees are good.


ITEM 2. PROPERTIES

The Company owns the following fixed assets, all of which are used in the conduct of its business:

                                                               NET BOOK VALUE
                                                                 DECEMBER 31,
                                                                    1999
                                                           ---------------------
   Office furniture and equipment                                $ 726,517
   Leasehold improvements at leased premises                       156,043
   Computer hardware                                               465,033
   Computer system software                                      1,453,310
                                                                 ---------
   Total                                                        $2,800,903
                                                                ==========

The Company owns no real estate. Prior to October 1, 1999, MMIHC leased approximately 15,765 square feet of office space in Edina, Minnesota under a 10-year lease that expires in 2001. Effective October 1, 1999, the Company moved to new offices in Edina, Minnesota with total square feet of 26,069. The Company sublet the former office space effective December 1, 1999 for the duration of that lease. The new leased space has a term of 6 years, 2 months. 4,060 square feet of office space is leased in West Des Moines, Iowa under a 10-year lease that expires in 2000, with an option for MMIHC to extend the term for an additional five years after the original term. An additional 1,249 square feet of office space is leased in Omaha, Nebraska under a three year lease that expires November 30, 2000. Solutions and MedPower operate out of a separate 3,149 square foot facility also located in Edina, Minnesota. This lease is set to expire in 2001. Services operates out of a separate 4,000 square foot facility located in Shoreview, Minnesota. This lease expires in 2000. Annual rent expense was $637,585 in 1999 and $501,032 in 1998.

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

(b) As of March 16, 2000, there were 123,509 shares of Class A Common Stock outstanding held by 3,481 physicians and 1 share of Class B Common Stock held by the Minnesota Medical Association.

(c) MMIHC has never paid a shareholder dividend nor does it intend to within the foreseeable future. Without prior approval from the Minnesota Commissioner of Commerce, annual dividends to MMIHC from MMIC cannot exceed 10% of policyholder surplus of MMIC or the prior year's net income from operations of MMIC excluding realized capital gains, whichever is greater.


ITEM 6. SELECTED FINANCIAL DATA

Following is the selected financial data of the Company for the five years ended December 31, 1999. This data should be read in conjunction with the consolidated financial statements and notes thereto appearing under Item 8 of this Form 10-K.

                                                                    YEAR ENDED DECEMBER 31
              OPERATIONS DATA                  1999(1)       1998(1)        1997(1)       1996(2)       1995(2)
--------------------------------------------------------------------------------------------------------------------
                                                         (Amounts in thousands, except per share data)

Net premiums earned                              $46,583       $35,014       $32,916        $31,177       $29,798
Net investment and other income                   21,006        21,404        19,276         15,558        14,258
                                                 -------------------------------------------------------------------
Total revenue                                     67,589        56,418        52,192         46,735        44,056

Loss and loss adjustment expenses                 41,468        37,494        31,834         32,257        37,560
Policyholder dividends                            10,175             -             -              -             -
Underwriting and other operating expenses         13,394        10,287         6,595          5,539         6,482
                                                 -------------------------------------------------------------------
                                                  65,037        47,781        38,429         37,796        44,042
                                                 -------------------------------------------------------------------
Income before income taxes                         2,552         8,637        13,763          8,939            14
Income taxes (benefit)                               816         2,689         4,463          1,458        (1,711)
                                                 -------------------------------------------------------------------
Net income                                       $ 1,736       $ 5,948       $ 9,300        $ 7,481       $ 1,725
                                                 ===================================================================


                                                                    YEAR ENDED DECEMBER 31
                                              1999(1)       1998(1)       1997(1)       1996(2)        1995(2)
                                           -------------------------------------------------------------------------
                                                        (Amounts in thousands, except per share data)
Net income per common share - assuming
   dilution                                    $12.53        $43.65        $70.23        $58.33         $13.74
Number of shares used in per share
   calculation                                138,517       136,251       132,427       128,259        125,536(3)

Net income/total revenue                          2.6%         10.5%         17.8%         16.0%          3.9%

Return on average equity                          1.1%          4.2%          7.4%          6.5%          1.7%


                                                                          DECEMBER 31
            FINANCIAL CONDITION                   1999(1)       1998(1)       1997(2)       1996(2)       1995(2)
--------------------------------------------------------------------------------------------------------------------
                                                         (Amounts in thousands, except per share data)
ASSETS
Fixed maturities at fair value                   $153,950      $164,652      $171,975       $183,561      $182,817
Equity securities at fair value                   104,898        86,553        49,759         38,001        28,311
Short-term investments                              9,128         3,556        13,909          7,898        15,015
Other                                              10,000        10,000        10,000              -             -
                                                 -------------------------------------------------------------------
Total investments                                 277,976       264,761       245,643        229,460       226,143

Reinsurance recoverable on paid and
   unpaid losses                                   19,285        16,499        19,117         22,174        25,112
Other assets                                       22,915        14,223        10,755         10,359        13,329
                                                 -------------------------------------------------------------------
Total assets                                     $320,176      $295,483      $275,515       $261,993      $264,584
                                                 ===================================================================


LIABILITIES
Unpaid losses and loss adjustment
  expenses                                       $119,141      $110,964      $107,806       $110,037      $120,264
Other liabilities                                  45,432        33,926        33,942         33,074        34,053
                                                 -------------------------------------------------------------------
                                                  164,573       144,890       141,748        143,111       154,317
REDEEMABLE STOCK
Class A and Class B Common Stock at
   redemption value                                 7,803         8,147         7,477          7,604         6,975

OTHER SHAREHOLDERS' EQUITY                        147,800       142,446       126,290        111,278       103,292
                                                 -------------------------------------------------------------------
Total liabilities, redeemable stock
   and shareholders' equity                      $320,176      $295,483      $275,515       $261,993      $264,584
                                                 ===================================================================

                                                                          DECEMBER 31
                                                    1999(1)         1998(1)        1997(1)         1996(2)       1995(2)
                                                 ------------------------------------------------------------------------
                                                              (Amounts in thousands, except per share data)

Midwest Medical Insurance Holding Company:

     Class A Common Shares issued and
       outstanding                                 123,509         125,682        121,322         118,209        116,251(3)
     Redemption value per share                   $  63.18        $  64.81       $  61.63        $  64.33       $  60.00

     Class A Common Shares redeemed                 15,024           9,005         10,306          10,272         12,424

     Amount paid to terminating
       policyholders upon redemption              $    954        $    523       $    648        $    608       $    829


---------------------------------------

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


ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

MANNER OF PRESENTATION

The financial statements of MMIHC and its subsidiaries are presented on a consolidated basis. In future references in this analysis, which should be read together with the 1999 consolidated financial statements and notes thereto appearing under Item 8 in this Form 10-K, MMIHC and its subsidiaries are referred to collectively as the Company unless the reference pertains to a separate entity.

LIQUIDITY AND CAPITAL RESOURCES

The majority of the Company's assets are invested in investment-grade bonds, stocks, a real estate investment trust and short-term instruments. These investments totaled $277,976,000 and $264,761,000 at December 31, 1999 and 1998,
respectively, which represented 86.8% and 89.6% of total assets. The main objectives of the Company's investment policy established by the

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Investment Committee of the Board of Directors are the preservation of assets, maximizing pre-tax total portfolio return, and assuring adequate liquidity to meet operational requirements primarily the payment of insurance claims. Fixed maturity investments and equity securities are classified as available for sale and therefore are carried at fair value. The real estate investment trust and short-term instruments are recorded at cost which approximates fair value.

During 1997, the Company adopted a revised Investment Policy resulting in a portfolio restructuring designed to increase the pre-tax total return from investments. The benchmark total return goal set for the fixed portfolio manager was increased. This resulted in a turnover of most of the fixed income portfolio which included selling all municipal bonds. To further diversify the portfolio and maximize total return, the Company invested $10 million in a private placement real estate investment trust in September of 1997 and invested $15 million in international equities in January of 1998. These changes reflect the Company's strong capital position relative to the risks inherent in its business operations.

The Company's cash flow from operations was $2,187,000 in 1999 versus $(9,605,000) in 1998 and $4,002,000 in 1997. The 1999 cash flow from operations was favorably impacted by premium adjustments received from reinsurers on reinsurance contracts for prior years and greater premium received at the end of 1999 due to earlier billing of policies with January 2000 effective dates. The 1998 cash flow from operations was unfavorably impacted by premium adjustments paid to reinsurers on reinsurance contracts for prior years and less premium received at the end of 1998 due to later billing of policies with January 1999 effective dates. Also contributing to the unfavorable 1998 cash flow were increases in underwriting and other operating expenses. 1998 underwriting expenses increased primarily from additional staff needed to manage insurance business growth and added costs from the conversion to a new insurance company operating system. 1998 other operating expenses increased primarily from launching the operations of Solutions including the acquisition of MedPower. The positive 1997 cash flow from operations was primarily the result of a decrease in claim payments.

Premium rates in general have trended lower with rate decreases in regions where claims have developed favorably offset partially by rate increases in regions where claims have developed unfavorably. Increases in new premium written, however, have helped to keep cash receipts from policyholder premiums relatively level. Substantial amounts of premiums have also been returned to policyholders in the form of retrospective premium credits. In 1999, a policyholder dividend program replaced the previous retrospective premium program. While the retrospective premium credits were paid to policyholders in the first quarter of the year following approval by the Board of Directors, the majority of the policyholder dividends will be paid in four equal installments in February, May, August and November of the year following their declaration by the Board of Directors. Loss and operating expense payments have generally been met from policyholder premium receipts with any excess cash allocated to the investment portfolio. Management regularly analyzes loss liabilities to project the cash flow required in future years. Since the overall portfolio is highly liquid, exact matching of bond maturities and loss liabilities

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

is not a goal. Bond maturities are primarily selected to maximize total return. The Company believes that its cash and investments combined with its internally generated funds will be sufficient to meet its present and reasonably foreseeable operating and capital requirements and therefore will not need to borrow funds from external sources. The Company does maintain a $5,000,000 secured line of credit with its bank in the event of an urgent cash need. The Company had no material capital expenditure commitments as of December 31, 1999.

The Company's bylaws require that MMIHC Class A Common Stock issued to MMIC policyholders be redeemed when a physician ceases to be insured by MMIC for any reason. The redemption value per share is calculated by dividing the net book value of the Company, excluding the net book value of MMIC (other shareholders' equity) from the calculation, by the number of MMIHC Class A Common Shares outstanding. More details about the redeemable stock and the actual redemptions during the years 1999, 1998 and 1997 are found in Note 2 to the consolidated financial statements. This limited redemption value preserves the capital of MMIC which is separately disclosed as other shareholders' equity in the consolidated financial statements. The consolidated statements of changes in other shareholders' equity found in the accompanying consolidated financial statements provide the details of the increases and decreases in other shareholders' equity.

Periodically, the Board of Directors of MMIC declares dividends payable to MMIHC to maintain the redemption value of the Company's Class A Common Stock and to provide capital for non-insurance business operations including new business ventures. Dividends totaling $2,050,000 were declared and paid in 1999. A dividend of $2,000,000 was declared and paid in 1998. No dividends were declared or paid by MMIC to MMIHC in 1997.

RESULTS OF OPERATIONS

Net premiums earned increased $11,569,000 in 1999 from 1998. New business generated approximately $5,700,000 of additional earned premium. The remaining increase was the result of the following significant factors:

  1. Effective 1999, a policyholder dividend program replaced the previous retrospective premium program. In 1998, retrospective premium credits of $6,719,000 were recorded for Minnesota, North Dakota and Iowa policyholders. The retrospective premium credits of $317,000 recorded in 1999 represented actual payments made that were greater than what had been previously estimated and accrued. The difference between years resulted in a $6,402,000 increase in 1999 net premiums earned.

  2. The estimated reinsurance premium applicable to the treaty years 1992-1994 and 1995-1997, which is based in part on reinsured claims experience, was reduced $5,920,000 on a net basis in 1999. This compares to a net reduction for those treaty years of $2,550,000 in 1998 resulting in a net increase in premium between years of $3,370,000.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  3. Due to the increase in premium volume and policyholders purchasing higher limits, reinsurance costs on the current year were $2,115,000 greater in 1999 compared to 1998. This decreased 1999 net premiums earned.

  4. A 5% rate decrease in regions with favorable claims experience resulted in a decrease of approximately $1,250,000 in 1999 net premiums earned.

  5. Accounts that did not renew in 1999 resulted in a decrease of approximately $538,000 in 1999 net premiums earned.

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

  4. Retrospective premiums credits of $5,200,000 for Minnesota policyholders and $280,000 for North Dakota policyholders were recorded in 1998. The premium credits for 1997 were $5,000,000 for Minnesota policyholders only. The difference between years resulted in a $480,000 decrease in 1998 net premiums earned.

Net investment income decreased $8,000 in 1999 from 1998 and $632,000 in 1998 from 1997. The decrease in 1999 was primarily driven by additional fees paid to equity managers due to the appreciation in the Company's equity securities. The decrease in 1998 was primarily due to the decrease in the fixed maturity component of invested assets due to the Company's efforts to maximize total return and diversify the portfolio as referred to earlier under the Liquidity and Capital Resources section. Since it is the largest contributor to the Company's investment income, the decrease in fixed maturity investments in 1998 drove the decline in investment income.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Realized capital gains decreased $1,861,000 to $7,220,000 in 1999 and increased $2,552,000 to $9,081,000 in 1998. During 1999, sales of equity securities realized $10,312,000 of net capital gains while sales of bonds realized $(3,092,000) of net capital losses. Approximately $(1,757,000) of the net realized capital losses on bonds came from the repositioning of the bond portfolio during the last two months of 1999. The Company's new fixed income manager, who assumed management of the portfolio on November 2, 1999, recommended repositioning the bond portfolio primarily to shorten its duration. All other 1999 realized capital gains and losses resulted from the management of the portfolio on a pre-tax total return basis within the parameters set by the Investment Committee of the Board of Directors. During 1998, approximately $1,175,000 of net capital gains were realized through the allocation of $15,000,000 to international equities in January of 1998. The remaining $7,906,000 of 1998 net realized capital gains resulted from the management of the portfolio on a pre-tax total return basis. During 1997, the fixed income portfolio was restructured to pursue the newly adopted pre-tax total return objective resulting in net realized capital gains of $4,916,000. An additional $1,613,000 of net capital gains were realized in 1997 in the normal course of managing the investment portfolio. The Company employs three outside professional advisors to manage the portfolio: one to manage investment-grade fixed income securities, one to manage large-cap domestic equities, and one to manage international equities. The managers operate within the Company's adopted investment policy as approved by the Investment Committee of the Board of Directors. This policy was revised in 1997 as previously discussed under the Liquidity and Capital Resources section. The Investment Committee meets with outside investment managers approximately four times per year.

Other revenues increased $1,471,000 from $1,352,000 in 1998 to $2,823,000 in
1999. The increase was due to Services beginning active operations in January of 1999. 1999 other revenues includes $1,661,000 of commission income received by Services from insurance carriers. The commission income from Services was partially offset by a decline in finance charges on premiums owed to MMIC.

Other revenues increased $208,000 from $1,144,000 in 1997 to $1,352,000 in 1998.
The increase was primarily due to the acquisition of MedPower by Solutions in January of 1998. MedPower's main source of revenues is electronic claims processing fees received from healthcare providers.

Losses and loss adjustment expenses are the costs associated with the settlement of insurance claims and are the Company's principal expense. Incurred loss and loss adjustment expenses were $41,468,000 for 1999 compared to $37,494,000 in 1998 and $31,834,000 in 1997. This resulted in an increase of 10.6% in 1999 and an increase of 17.8% in 1998. As shown in Note 6 of the consolidated financial statements, the current year's provision for loss and loss adjustment expense, which is based upon policyholder exposure, expected frequency of losses, and severity of losses, increased by $4,015,000 in 1999 and $1,741,000 in 1998. The increase in 1999 was primarily driven by additional policyholder exposure from the increase in premium volume particularly from the newer business lines such as large, healthcare systems and hospitals. Loss

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

and loss adjustment expenses also include adjustments of prior years' estimates. These adjustments to the liability for loss and loss adjustment expense are evaluated by management and supported by an outside actuarial review performed at the conclusion of the year. As shown in Note 6 of the consolidated financial statements, these evaluations resulted in a reduction in estimated liabilities applicable to prior years of $4,474,000, $4,433,000 and $8,352,000, respectively in 1999, 1998 and 1997. The less favorable development on prior years is the primary reason for the greater incurred loss and loss adjustment expenses in 1998.

The following schedule summarizes the development of the liability for loss and loss adjustment expense from 1989 through 1999. This schedule is presented net of reinsurance which the Company believes best explains the development as it affects operating results. The Company has a conservative loss reserving policy which, when coupled with a moderation of malpractice insurance losses beginning approximately in 1986 for the Company and across the industry, has resulted in redundancies in liabilities greater than expected. The table indicates that the redundancy in loss liabilities, which develop as actual results become known, has significantly decreased from the high at December 31, 1990. Loss and loss adjustment expense liabilities have not been discounted in the Company's financial statements.

          Development of Liability for Loss and Loss Adjustment Expense
                             (Thousands of Dollars)


                                      1989       1990       1991        1992        1993         1994        1995        1996
                                   ---------------------------------------------------------------------------------------------

Liability for unpaid loss and
   loss adjustment expense         $ 89,630   $ 97,375    $100,167    $ 98,617    $105,589     $ 88,227    $ 96,424    $ 90,342

Cumulative amount of liability
   paid through:
     1 year later                    10,585     13,973      19,112      21,422      25,251       26,879      33,454      30,097
     2 years later                   21,890     28,643      32,798      37,498      42,685       46,925      53,132      44,562
     3 years later                   30,869     35,305      39,906      45,227      51,087       55,534      59,568      54,411
     4 years later                   35,015     37,624      42,752      46,226      53,594       57,129      63,915
     5 years later                   35,115     38,298      43,994      46,823      53,288       58,856
     6 years later                   35,187     39,505      44,370      46,810      54,709
     7 years later                   35,295     39,861      44,420      47,218
     8 years later                   35,295     39,862      44,634
     9 years later                   35,295     39,923
    10 years later                   35,297

Liability re-estimated as of:
     1 year later                    73,244     83,359      83,991      94,633      80,960       85,595      87,580      81,990
     2 years later                   62,056     64,876      74,883      69,490      75,364       76,365      79,665      76,542
     3 years later                   52,010     56,351      53,538      65,568      64,586       67,891      77,294      70,228
     4 years later                   44,582     42,075      52,833      56,426      57,851       65,794      73,979
     5 years later                   37,872     41,771      45,892      52,388      56,785       63,958
     6 years later                   37,617     39,519      43,760      53,014      55,358
     7 years later                   35,882     38,929      43,563      52,469
     8 years later                   35,882     38,929      43,633
     9 years later                   35,882     38,967
    10 years later                   35,884

Cumulative redundancy                53,746     58,408      56,534      46,148      50,231       24,269      22,445      20,114


                                        1997         1998        1999
                                   ------------------------------------------

Liability for unpaid loss and
   loss adjustment expense            $ 89,394     $ 94,467    $ 99,894

Cumulative amount of liability
   paid through:
     1 year later                       28,755       33,787
     2 years later                      48,437
     3 years later
     4 years later
     5 years later
     6 years later
     7 years later
     8 years later
     9 years later
    10 years later

Liability re-estimated as of:
     1 year later                       84,961       89,992
     2 years later                      78,679
     3 years later
     4 years later
     5 years later
     6 years later
     7 years later
     8 years later
     9 years later
    10 years later

Cumulative redundancy                   10,715        4,475


ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Policyholder dividends of $10,175,000 were declared by the Board of Directors of MMIC in 1999 and will be paid to physician, clinic and hospital policyholders in 2000. As described in Note 4 of the consolidated financial statements, the policyholder dividend program was instituted in 1999 and replaced the previous retrospective premium program for physicians. The primary reasons MMIC switched to a policyholder dividend program were to allow greater flexibility in determining amounts to be refunded to policyholders and to more closely resemble programs of peer companies thus making the financial statement impact similar. The latter reason helps to eliminate confusion in the marketplace when comparing the financial performance of MMIC to its competitors.

Underwriting, acquisition and insurance expenses increased $499,000 from $6,698,000 in 1998 to $7,197,000 in 1999. Approximately $706,000 of the increase came from additional management fees for staff additions, maintenance of and enhancements to the new operating system and moving the Company's main office. An additional $311,000 of payments to medical societies for license and endorsement agreements also contributed to the increase. A portion of these payments are tied to premium volume thus causing the increase. These increases were offset partially by additional ceding commissions earned by MMIC resulting from the increase in premiums ceded to the current year reinsurance contract on higher limit policies.

Underwriting, acquisition and insurance expenses increased $1,189,000 from $5,509,000 in 1997 to $6,698,000 in 1998. Approximately $469,000 of the increase came from increases in variable expenses such as commissions and premiums taxes. The remaining increase was largely due to additional management fees for staff needed to expand MMIC market share and added costs from the conversion to a new insurance company operating system.

Other operating expenses increased $2,608,000 from $3,589,000 in 1998 to $6,197,000 in 1999. Approximately $1,648,000 of the increase was from the Services subsidiary that began active operations in January 1999 as described in
Item 1 of this Form 10-K. Services primary expenses are commissions and salaries paid to its staff. The remaining increase resulted largely from greater salary expenses incurred by Solutions, added equipment and depreciation costs incurred by MedPower and new product development costs incurred by MMIHC.

Other operating expenses increased $2,503,000 from $1,086,000 in 1997 to $3,589,000 in 1998. Approximately $2,344,000 of the increase was from operating two new, non-insurance companies, Solutions and MedPower, as described in Item 1 of this Form 10-K. Salaries, benefits, outside consulting, and equipment costs are the main operating expenses charged to Solutions and MedPower by MMIHC in the form of management fees. The remaining increase resulted primarily from greater salary and benefits costs of operating the holding company MMIHC.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income before income taxes decreased to $2,552,000 in 1999 compared to $8,637,000 in 1998. The decrease resulted primarily from greater loss liabilities estimated for the current year, 1999 policyholder dividends that were greater than the 1998 retrospective premium credits and lower realized capital gains due to the capital losses sustained on the repositioning of the bond portfolio at the end of 1999.

Income before income taxes decreased to $8,637,000 in 1998 compared to $13,763,000 in 1997. The decrease resulted primarily from less favorable development on loss liabilities estimated in prior years and added expenses from operating two non-insurance companies newly formed at the beginning of 1998.

Income taxes decreased to $816,000 for 1999 compared to $2,689,000 for 1998. The effective tax rates for 1999 and 1998 were 32.0% and 31.1%, respectively. The principal factor in the increase in the effective tax rate was a lower recovery of prior year taxes recorded in 1999 compared to 1998.

Income taxes decreased to $2,689,000 for 1998 compared to $4,463,000 for 1997. The effective tax rates for 1998 and 1997 were 31.1% and 32.4%, respectively. The principal factor in the decline in the effective tax rate was a recovery of prior year taxes recorded in 1998.

Net income earned by the Company decreased to $1,736,000 for 1999 compared to $5,948,000 for 1998 due to the factors discussed above. Basic net income per share decreased to $13.92 for 1999 from $48.36 per share for 1998. Diluted net income per share decreased to $12.53 for 1999 from $43.65 per share for 1998.

Also due to the factors discussed above, the Company recorded net income of $5,948,000 for 1998 compared to $9,300,000 for 1997. Basic net income per share decreased to $48.36 for 1998 from $77.79 per share for 1997. Diluted net income per share decreased to $43.65 for 1998 from $70.23 per share for 1997.

YEAR 2000 ISSUE

No significant Year 2000 problems have been encountered with respect to the Company's internal computer hardware and software, key business partners and vendors and insurance policy exposure. The Company's Year 2000 Task Force, however, continues to monitor the potential for insurance policy exposure relative to Year 2000 issues.

A multi-departmental management team carefully studied and assessed the exposure that might exist in the policies issued by MMIC. The majority of the exposure is related to medical equipment that contains computer chips that could be affected by the Year 2000. This is primarily an exposure for the products liability carrier which insures the medical equipment manufacturer. All hospital policyholders were surveyed in 1999 and were found to be in

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

compliance with MMIC guidelines on medical equipment. No coverage change or exclusion was enacted for the medical malpractice professional liability policy. A Year 2000 exclusion became effective January 1, 1999 on all premises and general liability policies issued by MMIC. This exclusion will continue through the 2000 policy year. MMIC communicated its Year 2000 exposure preparedness to its reinsurers and they have fully supported the Company's plan and actions to date.

Based on the due diligence performed above, the overall success of businesses in dealing with Year 2000 issues, and no Year 2000 claims reported as of the date of this report, the Company believes it has little, if any, exposure to Year 2000 claims. The potential does still exist, however, in a worst case scenario for claims to be made by MMIC policyholders for Year 2000 failures they experience. In the event Year 2000 claims are made on policies written by MMIC, the Company believes these claims will be without merit and will vigorously defend its position. Depending on whether such claims are deemed to have merit and to the extent these claims are awarded compensation, such claims could have a material adverse effect on the Company's business, financial condition and results of operations.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, in addition to the factors discussed in this Form 10-K, there are or will be other important factors that could cause actual results to differ materially from those indicated in such statements. These factors include but are not limited to:

  1. the impact of changing market conditions on the Company's business strategy;

  2. the effects of increased competition on pricing, coverage terms, retention of customers and ability to attract new customers;

  3. greater severity or frequency of the types of losses that the Company insure;

  4. faster or more adverse loss development experience than that on which the Company based its underwriting, reserving, and investment practices;

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  5. developments in global financial markets which could adversely affect the performance of the Company's investment portfolio;

  6. litigation, regulatory or tax developments which could adversely affect the Company's business;

  7. risks associated with the introduction of new products and services;

  8. dependence on key personnel;

  9. the impact of mergers and acquisitions; and

  10. material claim payments awarded policyholders of the Company for Year 2000 failures they experienced.

The facts set forth above should be considered in connection with any forward-looking statement contained in this Form 10-K. The important factors that could affect such forward-looking statements are subject to change, and the Company does not intend to update any forward-looking statement or the foregoing list of important factors. By this cautionary note, the Company intends to avail itself of the safe harbor from liability with respect to forward-looking statements provided by Section 27A and Section 21E referred to above.


ITEM 7A.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
              MARKET RISK

Market risk is the risk of loss that may occur when fluctuations in interest and foreign currency exchange rates and equity and commodity prices change the value of a financial instrument. Both derivative and nonderivative financial instruments have market risk. The Company is primarily exposed to interest rate risk on its investment in fixed maturities, equity price risk on its investment in equity securities and foreign currency exchange rate risk on its investment in international equity securities.

As disclosed in Items 1 and 7 of this Form 10-K, the Company's fixed maturity and equity investments are classified as available for sale and are managed to preserve assets, maximize pre-tax total return, and assure adequate liquidity to meet the funding needs of the Company. Professional outside investment firms manage the Company's investment portfolios according to the above objectives and within parameters set by the Company's investment policy as approved by the Investment Committee of the Board of Directors. Under the current investment policy, the only derivative instrument the Company uses is covered call options. A call option gives the purchaser a right to buy a stock at a specified price within a specified time. In the fourth quarter of 1999, the Company began writing call options on a limited basis on equity securities it owns

ITEM 7A.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
              MARKET RISK (CONTINUED)

(a "covered" call option) to manage exposure to equity price risk and enhance investment returns. Two covered call options were written on highly appreciated technology equity securities. One option expired in November and the other option was settled in November thus no call options were outstanding as of December 31, 1999. The two covered call options written resulted in a net realized capital loss of $16,000.

Based on the effective duration of the fixed maturity investment portfolio, an abrupt 100 basis point increase in interest rates along the entire interest rate yield curve would adversely affect the fair value of fixed maturity investments by approximately $7,900,000 at December 31, 1999 and $8,500,000 at December 31, 1998.

Based primarily on past annual performance relative to the Standard & Poors 500 Market Index (S&P 500), an abrupt ten percent decrease in the S&P 500 would adversely affect the fair value of equity securities by approximately $12,400,000 at December 31, 1999 and $10,000,000 at December 31, 1998.

A hypothetical ten percent weakening of all foreign currencies relative to the U.S. dollar would adversely affect the fair value of the Company's investment in international equity securities by approximately $1,900,000 at December 31, 1999 and $1,600,000 at December 31, 1998.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Midwest Medical Insurance Holding Company and Subsidiaries are presented on the following pages 24 through 57 of this Annual Report on Form 10-K.

           Midwest Medical Insurance Holding Company and Subsidiaries

                        Consolidated Financial Statements


                  Years ended December 31, 1999, 1998 and 1997



                                    CONTENTS


Report of Independent Auditors ............................................. 25

Consolidated Financial Statements

Consolidated Balance Sheets ................................................ 26
Consolidated Statements of Income .......................................... 27
Consolidated Statements of Changes in Other Shareholders' Equity ........... 28
Consolidated Statements of Cash Flows ...................................... 29
Notes to Consolidated Financial Statements ................................. 30

                         Report of Independent Auditors


Board of Directors
Midwest Medical Insurance Holding Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of Midwest Medical Insurance Holding Company and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in other shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midwest Medical Insurance Holding Company and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                       /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 1, 2000

           Midwest Medical Insurance Holding Company and Subsidiaries

                           Consolidated Balance Sheets

                    (In Thousands, Except for Share Amounts)


                                                                                             DECEMBER 31
                                                                                         1999            1998
                                                                                   ---------------------------------
ASSETS
Investments:
   Fixed maturities at fair value (cost: 1999--$159,464;
     1998--$161,430)                                                                     $153,950        $164,652
   Equity securities at fair value (cost: 1999--$46,216; 1998--$41,907)                   104,898          86,553
   Short-term                                                                               9,128           3,556
   Other                                                                                   10,000          10,000
                                                                                   ---------------------------------
                                                                                          277,976         264,761

Cash                                                                                        1,821             647
Accrued investment income                                                                   2,317           1,739
Premiums receivable                                                                         7,143           2,023
Reinsurance recoverable on paid and unpaid losses                                          19,285          16,499
Amounts due from reinsurers                                                                 3,833           3,191
Other assets                                                                                7,801           6,623
                                                                                   ---------------------------------
Total assets                                                                             $320,176        $295,483
                                                                                   =================================

LIABILITIES, REDEEMABLE STOCK AND OTHER SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and loss adjustment expenses                                            $119,141        $110,964
   Unearned premiums                                                                       12,797           8,173
   Policyholder dividends                                                                  10,175               -
   Retrospective premiums                                                                       -           8,543
   Deferred income taxes                                                                   12,201          10,966
   Other liabilities                                                                       10,259           6,244
                                                                                   ---------------------------------
Total liabilities                                                                         164,573         144,890

Redeemable stock:
   Class A Common Stock--authorized 300,000 shares, issued and outstanding 123,509
     shares in 1999 and 125,682 shares in 1998                                              7,802           8,146
   Class B Common Stock--authorized, issued and outstanding 1 share                             1               1
                                                                                   ---------------------------------
                                                                                            7,803           8,147

Other shareholders' equity                                                                147,800         142,446
                                                                                   ---------------------------------
Total liabilities, redeemable stock and other shareholders' equity                       $320,176        $295,483
                                                                                   =================================

See accompanying notes.

           Midwest Medical Insurance Holding Company and Subsidiaries

                        Consolidated Statements of Income

                  (In Thousands, Except for Per Share Amounts)

                                                                    YEAR ENDED DECEMBER 31
                                                            1999             1998              1997
                                                     ------------------------------------------------------
Revenues:
   Net premiums earned                                      $46,583           $35,014          $32,916
   Net investment income                                     10,963            10,971           11,603
   Realized capital gains                                     7,220             9,081            6,529
   Other                                                      2,823             1,352            1,144
                                                     ------------------------------------------------------
                                                             67,589            56,418           52,192

Losses and expenses:
   Losses and loss adjustment expenses                       41,468            37,494           31,834
   Policyholder dividends                                    10,175                 -                -
   Underwriting, acquisition and insurance expenses           7,197             6,698            5,509
   Other operating expenses                                   6,197             3,589            1,086
                                                     ------------------------------------------------------
                                                             65,037            47,781           38,429
                                                     ------------------------------------------------------
Income before income taxes                                    2,552             8,637           13,763

Income taxes                                                    816             2,689            4,463
                                                     ------------------------------------------------------
Net income                                                  $ 1,736           $ 5,948          $ 9,300
                                                     ======================================================

Income per common share                                     $ 13.92           $ 48.36          $ 77.79
                                                     ======================================================

Income per common share--assuming dilution                  $ 12.53           $ 43.65          $ 70.23
                                                     ======================================================



See accompanying notes.

           Midwest Medical Insurance Holding Company and Subsidiaries

        Consolidated Statements of Changes in Other Shareholders' Equity

                                 (In Thousands)


                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                                           PAID-IN     RETAINED     COMPREHENSIVE
                                                               TOTAL       CAPITAL     EARNINGS        INCOME
                                                           ----------------------------------------------------------
Balance at December 31, 1996                                   $111,278     $12,789     $  84,615       $13,874
   Comprehensive income:
     Net income                                                   9,300           -         9,300             -
     Other comprehensive income:
       Unrealized gains on securities net of $5,491 in
         taxes                                                   10,199           -             -        10,199
       Reclassification adjustment for gains included in
         net income net of $2,269 in taxes                       (4,215)          -             -        (4,215)
                                                           --------------
   Total comprehensive income                                    15,284
   Net income of non-insurance entities includable in
     Class A Common Stock redemption value                         (272)          -          (272)            -
                                                           ---------------------------------------------------------
Balance at December 31, 1997                                    126,290      12,789        93,643        19,858
   Comprehensive income:
     Net income                                                   5,948           -         5,948             -
     Other comprehensive income:
       Unrealized gains on securities net of $9,111 in
         taxes                                                   16,921           -             -        16,921
       Reclassification adjustment for gains included in
         net income net of $3,132 in taxes                       (5,817)          -             -        (5,817)
                                                           --------------
   Total comprehensive income                                    17,052
   Dividend paid by Midwest Medical Insurance Company to
     Midwest Medical Insurance Holding Company                   (2,000)          -        (2,000)            -
   Net loss of non-insurance entities includable in Class
     A Common Stock redemption value                              1,104           -         1,104             -
                                                           ---------------------------------------------------------
Balance at December 31, 1998                                    142,446      12,789        98,695        30,962
   Comprehensive income:
     Net income                                                   1,736           -         1,736             -
     Other comprehensive income:
       Unrealized gains on securities net of $3,708 in
         taxes                                                    8,600           -             -         8,600
       Reclassification adjustment for gains included in
         net income net of $2,394 in taxes                       (4,646)          -             -        (4,646)
                                                           --------------
   Total comprehensive income                                     5,690
   Dividend paid by Midwest Medical Insurance Company to
     Midwest Medical Insurance Holding Company                   (2,050)          -        (2,050)            -
   Net loss of non-insurance entities includable in Class
     A Common Stock redemption value                              1,714           -         1,714             -
                                                           ---------------------------------------------------------
Balance at December 31, 1999                                   $147,800     $12,789      $100,095       $34,916
                                                           =========================================================


See accompanying notes.

           Midwest Medical Insurance Holding Company and Subsidiaries

                      Consolidated Statements of Cash Flows

                                 (In Thousands)

                                                                                  YEAR ENDED DECEMBER 31
                                                                             1999           1998          1997
                                                                        --------------------------------------------
OPERATING ACTIVITIES
Net income                                                                 $    1,736     $    5,948    $    9,300
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     (Increase) decrease in accrued investment income                            (578)           602           437
     (Increase) decrease in premiums receivable                                (5,120)        (1,489)           50
     (Increase) decrease in reinsurance recoverable                            (2,786)         2,618         3,057
     Increase in amounts due from reinsurers                                     (642)        (3,191)            -
     (Increase) decrease in other assets                                       (1,178)        (2,224)        1,468
     Deferred tax provision                                                       (90)         1,354         1,494
     Increase (decrease) in unpaid losses and loss adjustment expenses          8,177          3,158        (2,231)
     Increase (decrease) in unearned premiums                                   4,624          2,101          (788)
     Increase in policyholder dividends                                        10,175              -             -
     Decrease in retrospective premiums                                        (8,543)        (1,362)         (933)
     Decrease in amounts due reinsurers                                             -         (2,984)       (4,290)
     Increase (decrease) in other liabilities                                   4,015         (5,145)        3,287
     Accretion of bond discount, net of premium amortization                     (636)          (134)         (573)
     Realized capital gains                                                    (7,220)        (9,081)       (6,529)
     Compensation expense for vested Class A common shares                        253            224           253
                                                                        --------------------------------------------
                                                                                2,187         (9,605)        4,002



INVESTING ACTIVITIES
Purchases of fixed maturity investments and equity securities                (171,139)      (401,922)     (311,947)
Sales of fixed maturity investments and equity securities                     174,651        398,717       316,982
Calls and maturities of fixed maturity investments                              2,000          1,250             -
Net sales (purchases) of short-term investments                                (5,572)        10,352        (6,011)
                                                                        --------------------------------------------
                                                                                  (60)         8,397          (976)

FINANCING ACTIVITIES
Redemption of Class A Common Stock                                               (953)          (523)         (648)
                                                                        --------------------------------------------

Increase (decrease) in cash                                                     1,174         (1,731)        2,378
Cash at beginning of year                                                         647          2,378             -
                                                                        --------------------------------------------
Cash at end of year                                                        $    1,821    $       647    $    2,378
                                                                        ============================================

See accompanying notes.

           Midwest Medical Insurance Holding Company and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1999


1. ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

The Minnesota Medical Insurance Exchange (Exchange) began operations in October 1980 as a reciprocal or inter-insurance exchange organized under Chapter 71A of the Minnesota Statutes. Minnesota Medical Management, Inc. (MMMI) was the Exchange's attorney-in-fact and was responsible for management of the Exchange.

On November 30, 1988, the Exchange was reorganized into a stock insurance company, Midwest Medical Insurance Company (MMIC), under the statutes of the State of Minnesota. Concurrently, MMMI merged with the Midwest Medical Insurance Holding Company (MMIHC), which then acquired all outstanding shares of the reorganized stock company.

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

During 1997, MMIHC formed Midwest Medical Solutions, Inc. (Solutions) as a business development company to strengthen and promote the independence and interdependencies of physicians, clinics and hospitals that MMIC serves. Business development opportunities being pursued include practice enhancement, strategic consulting and technology services and support.

Effective January 1, 1998, Solutions purchased the assets and operations of MedPower Information Resources, Inc. (MedPower). MedPower processes and electronically submits medical claims for a network of over 100 provider entities. MedPower also provides various information consulting and network support services.

           Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

MMIHC Insurance Services, Inc. (Services) was incorporated in 1995 and began active operations in January 1999 with the acquisition of a book of business from Johnson-McCann Benefits, Inc. Services is an insurance agency specializing in providing clients with group insurance products such as health, dental, life, disability and workers' compensation.

MMIHC provides management and administrative services to MMIC, Solutions and MedPower for a fee generally equal to the cost of services provided plus 10%. Services operates independently with its own management and administrative staff and therefore does not have a management agreement with MMIHC.

MMIC provides professional liability insurance to physicians, clinics, hospitals and healthcare systems in Minnesota, Iowa, Nebraska, Wisconsin, Illinois, North Dakota and South Dakota. Insurance policies issued by MMIC are on a "claims made" basis and provide coverage for the policyholder for claims first made against the policyholder and reported to MMIC during the policy period for claims which occurred on or after the retroactive date stated in the policy.

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

           Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of MMIHC and its wholly-owned subsidiaries, MMIC, Services and Solutions, which includes Solution's wholly-owned subsidiary, MedPower. All transactions between MMIHC and its subsidiaries have been eliminated in consolidation with the exception of the distribution of capital to MMIHC by MMIC in the form of dividends.

Hereafter, MMIHC, MMIC, Services, Solutions and MedPower shall be collectively referred to as the Company unless the reference pertains to a specific entity.

BASIS OF PRESENTATION

The consolidated financial statements have been presented in conformity with accounting principles generally accepted in the United States, which differ in certain respects from statutory accounting practices followed by MMIC in reporting to the Department of Commerce of the State of Minnesota (see Note 12).

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

INVESTMENTS

The Company manages its investment portfolio to achieve its long-term investment objective of providing for the financial stability of the Company through preservation of assets and maximization of total portfolio return. Although management believes the Company has the ability to hold its fixed maturity investment portfolio to maturity, these investments are classified as "available for sale," as management may take advantage of opportunities to increase total return through sales of selected securities in response to changing market conditions.

           Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

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

Short-term investments are principally money market funds backed by U.S. government securities and are recorded at cost, which approximates fair value.

Other investments are less than 20% equity interests in non-traded real estate investment trusts and are recorded at cost, which approximates fair value.

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

           Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

PREMIUMS AND POLICYHOLDER DIVIDENDS

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

Prior to 1999, MMIC had a retrospective premium program whereby physicians may have received credits against future premiums based upon the loss experience of MMIC. Amounts returned under the program were accrued when approved by the Board of Directors and reflected as a reduction in net premiums earned. Beginning in 1999, the retrospective premium program was replaced by a policyholder dividend program. Policyholder dividends are accrued when approved by the Board of Directors and are recorded as a separate component of losses and expenses in the consolidated statements of income.

REINSURANCE

MMIC cedes reinsurance in order to reduce its liability on individual risks and to enable it to write business at limits it otherwise would be unable to accept. All reinsurance contracts are excess-of-loss contracts which indemnify MMIC for losses in excess of a stated retention limit up to the policy limits.

Reinsurance receivables and recoverables and prepaid reinsurance premiums are reported as assets, and reserve liabilities are reported gross of reinsurance credits.

ACQUISITION COSTS

Acquisition costs are expensed when incurred. Due to the nature of its operations, MMIC does not pay significant amounts in commissions.

           Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

OTHER REVENUES

Other revenues are primarily comprised of commission income from insurance carriers for Services and electronic claims processing fees from healthcare providers for MedPower. Generally, such revenues are earned as the related services are provided or performed.

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

2. REDEEMABLE STOCK

Effective November 30, 1988, MMIC policyholders earn Class A Common Shares for each month of service pursuant to a stock allocation formula based on underwriting risk classification. Shares earned by new policyholders are not issued until the end of five years of continuous coverage under an MMIC policy (the vesting date). The Company does not record any amounts related to unissued Class A Common Shares. At the vesting date, the issued shares are recorded at the then current redemption value (see Note 14).

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

           Midwest Medical Insurance Holding Company and Subsidiaries

2. REDEEMABLE STOCK (CONTINUED)

Following is the detail of changes in redeemable stock for each of the three years in the period ended December 31, 1999 (in thousands, except for share and per share amounts):


                                                                           CLASS A COMMON STOCK        CLASS B       MMIHC
                                                                        --------------------------     COMMON       PAID-IN
                                                                TOTAL      SHARES        AMOUNT        STOCK        CAPITAL
                                                            ----------------------------------------------------------------

Balance at December 31, 1996                                  $ 7,604      118,209          $1           $1          $4,490
  Comprehensive income:
      Net income of non-insurance entities includable in
        Class A Common Stock redemption value                     272            -           -            -               -
      Other comprehensive income:
        Unrealized gains on securities net of $6 in taxes          11            -           -            -               -
                                                              -------
  Total comprehensive income                                      283
  Redemption of shares due to policyholder terminations
      by effective date:
        January 1, 1997 to June 30, 1997; NRV of $64.33          (278)      (4,363)          -            -            (165)
        July 1, 1997 to December 31, 1997; NRV of $62.12         (370)      (5,943)         (1)           -            (220)
  Issuance of shares to vested policyholders                        -        9,406           1            -               -
  Initial issuance of shares to policyholders upon vesting        253        4,013           -            -             253
  Other                                                           (15)            -          -            -               -
                                                            ----------------------------------------------------------------
Balance at December 31, 1997 (carried forward)                  7,477      121,322           1            1           4,358


                                                                               ACCUMULATED
                                                                  MMIHC           OTHER
                                                                RETAINED      COMPREHENSIVE
                                                                EARNINGS          INCOME
                                                            ------------------------------------

Balance at December 31, 1996                                       $3,044           $  68
  Comprehensive income:
      Net income of non-insurance entities includable in
        Class A Common Stock redemption value                         272               -
      Other comprehensive income:
        Unrealized gains on securities net of $6 in taxes               -              11

  Total comprehensive income
    Redemption of shares due to policyholder terminations
      by effective date:
        January 1, 1997 to June 30, 1997; NRV of $64.33              (113)              -
        July 1, 1997 to December 31, 1997; NRV of $62.12             (149)              -
  Issuance of shares to vested policyholders                           (1)              -
  Initial issuance of shares to policyholders upon vesting              -               -
  Other                                                               (15)              -
                                                              ------------------------------------
Balance at December 31, 1997 (carried forward)                      3,038              79



                                                                           CLASS A COMMON STOCK        CLASS B     MMIHC
                                                                        --------------------------     COMMON     PAID-IN
                                                                TOTAL      SHARES        AMOUNT        STOCK      CAPITAL
                                                            --------------------------------------------------------------

Balance at December 31, 1997 (brought forward)               $ 7,477       121,322          $1           $1       $4,358
  Comprehensive income:
    Net loss of non-insurance entities includable in
       Class A Common Stock redemption value                  (1,104)            -           -            -            -
    Other comprehensive income:
       Unrealized gains on securities net of $39 in taxes         73             -           -            -            -
                                                              -------
  Total comprehensive income                                  (1,031)
  Redemption of shares due to policyholder terminations
    by effective date:
       January 1, 1998 to June 30, 1998; NRV of $61.63          (251)       (4,070)          -            -         (147)
       July 1, 1998 to December 31, 1998; NRV of $54.70         (272)       (4,935)         (1)           -         (160)
    Issuance of shares to vested policyholders                     -         9,437           1            -            -
    Initial issuance of shares to policyholders upon vesting     224         3,928           -            -          224

    Dividend from MMIC                                         2,000             -           -            -        2,000
                                                            --------------------------------------------------------------
Balance at December 31, 1998 (carried forward)                 8,147       125,682           1            1        6,275




                                                                                       ACCUMULATED
                                                                           MMIHC          OTHER
                                                                         RETAINED      COMPREHENSIVE
                                                                         EARNINGS         INCOME
                                                                     --------------------------------------

Balance at December 31, 1997 (brought forward)                           $3,038          $  79
  Comprehensive income:
    Net loss of non-insurance entities includable in
       Class A Common Stock redemption value                             (1,104)             -
    Other comprehensive income:
       Unrealized gains on securities net of $39 in taxes                     -             73

  Total comprehensive income
  Redemption of shares due to policyholder terminations
    by effective date:
       January 1, 1998 to June 30, 1998; NRV of $61.63                     (104)             -
       July 1, 1998 to December 31, 1998; NRV of $54.70                    (111)             -
    Issuance of shares to vested policyholders                               (1)             -
    Initial issuance of shares to policyholders upon vesting                  -              -

    Dividend from MMIC                                                        -              -
                                                                     --------------------------------------
Balance at December 31, 1998 (carried forward)                            1,718            152



           Midwest Medical Insurance Holding Company and Subsidiaries

2. Redeemable Stock (continued)



                                                                           CLASS A COMMON STOCK        CLASS B       MMIHC
                                                                        --------------------------     COMMON       PAID-IN
                                                                TOTAL      SHARES        AMOUNT        STOCK        CAPITAL
                                                            ----------------------------------------------------------------

Balance at December 31, 1998 (brought forward)                $8,147       125,682          $1           $1          $6,275
  Comprehensive income:
    Net loss of non-insurance entities includable in
      Class A Common Stock redemption value                   (1,714)            -           -            -               -
    Other comprehensive income:
      Unrealized gains on securities net of $11 in taxes          20             -           -            -               -
                                                            --------
  Total comprehensive income                                  (1,694)
  Redemption of shares due to policyholder
      terminations by effective date:
      January 1, 1999 to June 30, 1999; NRV of $64.81           (504)       (7,784)          -            -            (341)
      July 1, 1999 to December 31, 1999; NRV of $60.10          (450)       (7,240)         (1)           -            (304)
  Issuance of shares to vested policyholders                       1         8,702           1            -               -
  Initial issuance of shares to policyholders upon vesting       253         4,149           -            -             253

  Dividend from MMIC                                           2,050             -           -            -           2,050
                                                            ----------------------------------------------------------------
Balance at December 31, 1999                                  $7,803       123,509          $1           $1          $7,933
                                                            ================================================================


                                                                              ACCUMULATED
                                                                  MMIHC          OTHER
                                                                RETAINED      COMPREHENSIVE
                                                                EARNINGS         INCOME
                                                            ------------------------------------

Balance at December 31, 1998 (brought forward)                  $ 1,718          $152
  Comprehensive income:
    Net loss of non-insurance entities includable in
      Class A Common Stock redemption value                      (1,714)            -
    Other comprehensive income:
      Unrealized gains on securities net of $11 in taxes              -            20

  Total comprehensive income
  Redemption of shares due to policyholder
      terminations by effective date:
      January 1, 1999 to June 30, 1999; NRV of $64.81              (163)            -
      July 1, 1999 to December 31, 1999; NRV of $60.10             (145)            -
  Issuance of shares to vested policyholders                          -             -
  Initial issuance of shares to policyholders upon vesting            -             -

  Dividend from MMIC                                                  -             -
                                                            ------------------------------------
Balance at December 31, 1999                                    $  (304)         $172
                                                            ====================================


           Midwest Medical Insurance Holding Company and Subsidiaries

3. INVESTMENTS

Components of net investment income are summarized as follows (in thousands):



                                                            1999              1998              1997
                                                     ------------------------------------------------------

   Fixed maturities                                        $ 9,836           $ 9,340          $10,901
   Equity securities                                           866               820              523
   Short-term investments                                      466               926              939
   Other investments                                         1,015               907               94
                                                     ------------------------------------------------------
                                                            12,183            11,993           12,457
   Investment expenses                                      (1,220)           (1,022)            (854)
                                                     ------------------------------------------------------
                                                           $10,963           $10,971          $11,603
                                                     ======================================================



The cost (amortized cost for fixed maturities) and fair value of available for sale investments are as follows (in thousands):


                                                                         DECEMBER 31, 1999
                                                    ------------------------------------------------------------
                                                                     GROSS          GROSS
                                                                   UNREALIZED    UNREALIZED       MARKET
                                                      COST           GAINS         LOSSES         VALUE
                                                    ------------------------------------------------------------

   Fixed maturities:
     MMIC:
       United States Government                      $  74,387       $   25       $(2,717)         $ 71,695
       Public utilities                                  1,450            -          (205)            1,245
       Industrial and other                             83,627           31        (2,648)           81,010
                                                    ------------------------------------------------------------
   Total                                             $ 159,464       $   56       $(5,570)         $153,950
                                                    ============================================================

   Equity securities:
     MMIHC:
       Common stock:
         Industrial, miscellaneous and other         $     282       $    266     $     -          $    548
     MMIC:
       Common stock:
         Banks, trusts and insurance companies           3,375          4,703           -             8,078
         Industrial, miscellaneous and other            42,559         55,504      (1,791)           96,272
                                                    ------------------------------------------------------------
   Total                                             $  46,216       $ 60,473     $(1,791)         $104,898
                                                    ============================================================


           Midwest Medical Insurance Holding Company and Subsidiaries

3. INVESTMENTS (CONTINUED)


                                                                         DECEMBER 31, 1998
                                                    ------------------------------------------------------------
                                                                     GROSS         GROSS
                                                                   UNREALIZED    UNREALIZED       MARKET
                                                      COST           GAINS         LOSSES          VALUE
                                                    ------------------------------------------------------------

   Fixed maturities:
     MMIC:
       United States Government                     $110,729         $  2,729       $ (70)        $113,388
       Public utilities                                1,609                5           -            1,614
       Industrial and other                           49,092              651         (93)          49,650
                                                    ------------------------------------------------------------
   Total                                            $161,430         $  3,385       $(163)        $164,652
                                                    ============================================================

   Equity securities:
     MMIHC:
       Common stock:
         Industrial, miscellaneous and other        $    520         $    234       $   -         $    754
     MMIC:
       Common stock:
         Banks, trusts and insurance companies         3,749            3,873           -            7,622
         Industrial, miscellaneous and other          37,638           41,424        (885)          78,177
                                                    ------------------------------------------------------------
   Total                                             $41,907          $45,531       $(885)        $ 86,553
                                                    ============================================================

The components of the unrealized appreciation on available for sale securities as of December 31 are as follows (in thousands):

                                                               1999                                1998
                                                   ---------------------------------- -----------------------------
                                                      MMIHC            MMIC               MMIHC             MMIC
                                                   ---------------------------------- -----------------------------

   Fixed maturities:
     Gross unrealized gains                          $    -         $       56          $    -           $  3,385
     Gross unrealized losses                              -             (5,570)              -               (163)

   Equity securities:
     Gross unrealized gains                             266             60,207             234             45,297
     Gross unrealized losses                              -             (1,791)              -               (885)
                                                   ---------------------------------- -----------------------------
                                                        266             52,902             234             47,634
   Deferred income taxes                                (94)           (17,986)            (82)           (16,672)
                                                   ---------------------------------- ----------------------------
                                                       $172            $34,916            $152             $30,962
                                                   ================================== =============================


\           Midwest Medical Insurance Holding Company and Subsidiaries

The amortized cost and market value of fixed maturities at December 31, 1999, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                           AMORTIZED           MARKET
                                                                             COST              VALUE
                                                                       ------------------------------------

   Due in one year or less                                                $   4,822          $  4,821
   Due after one year through five years                                     31,224            30,596
   Due after five years through ten years                                    45,090            43,274
   Due after ten years                                                       78,328            75,259
                                                                       ====================================
                                                                           $159,464          $153,950
                                                                       ====================================



Proceeds from sales of available for sale investments and the related gross realized gains and losses are as follows (in thousands):


                                                                                GROSS           GROSS
                                                        PROCEEDS FROM          REALIZED        REALIZED
                                                            SALES               GAINS           LOSSES
                                                      -----------------------------------------------------

   Year ended December 31, 1999:
     Fixed maturities                                      $154,388           $    608         $(3,700)
     Equity securities                                       20,263             11,292            (980)

   Year ended December 31, 1998:
     Fixed maturities                                       382,048              3,600            (769)
     Equity securities                                       16,669              6,536            (286)

   Year ended December 31, 1997:
     Fixed maturities                                       310,235              5,806            (884)
     Equity securities                                        6,747              2,168            (561)


           Midwest Medical Insurance Holding Company and Subsidiaries

3. INVESTMENTS (CONTINUED)

Net unrealized appreciation of fixed maturities increased (decreased) by $(8,736,000), $1,837,000 and $(2,197,000) and net unrealized appreciation of equity securities increased by $14,036,000, $15,360,000 and $11,417,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

4. POLICYHOLDER DIVIDENDS

In 1999, MMIC instituted a policyholder dividend program which replaced the previous retrospective premium credit program for physicians.

To implement the physician and clinic policyholder dividend program, MMIC issued participating policy endorsements to all active physician and clinic accounts during 1999. To implement the hospital policyholder dividend program, MMIC will issue participating policy endorsements to all active hospital accounts during 2000. Participating policies represented 91% of total premiums in force and premium income at December 31, 1999.

In the third quarter of 1999, MMIC's Board of Directors declared a $10,100,000 dividend to be paid to physician and clinic policyholders in four equal installments in February, May, August and November 2000. The dividend will be awarded proportionately based on annual premiums for physician and clinic policyholders that were insured by MMIC in 1995 and remain insured throughout 2000.

In the fourth quarter of 1999, MMIC's Board of Directors declared a $75,000 dividend to be paid to hospital policyholders for policies that were written from 1995 through 1998 and that renew in 2000. The dividend will be awarded based on the number of years insured with MMIC and will be paid within two months after the hospital policy renews in 2000.

           Midwest Medical Insurance Holding Company and Subsidiaries

4. POLICYHOLDER DIVIDENDS (CONTINUED)

Prior to 1999, retrospective premium credits were deducted from net premiums earned. Under the new policyholder dividend program, dividends are recorded as a component of losses and expenses. The following illustrates what net premiums earned would have been had retrospective premium credits been issued as policyholder dividends.

                                                            1999             1998              1997
                                                          ----------------------------------------------
   Net premiums earned per consolidated
     statements of income                                   $46,583           $35,014          $32,916
   Retrospective premium credits                                317             6,719            6,371
                                                          ----------------------------------------------
   Pro forma net premiums earned                            $46,900           $41,733          $39,287
                                                          ==============================================

5. RETROSPECTIVE PREMIUMS

Effective January 1, 1999, MMIC replaced its retrospective premium program with a policyholder dividend arrangement as discussed in Note 4. As of December 31, 1998, MMIC had accrued retrospective premium credits of $5,200,000, $280,000 and $3,063,000 related to Minnesota, North Dakota and Iowa policyholders, respectively.

A provision of the agreement and plan of merger between IPMIT and MMIC required that any favorable development of certain pre-merger liabilities of IPMIT be paid to the former IPMIT policyholders who remain active MMIC insureds as of the date of payment through a retrospective premium credit. This agreement stipulated that any amounts due under this provision be finalized using financial information as of December 31, 1998. During 1999, final payments of $3,058,000 were made to former IPMIT policyholders under the terms of the agreement. During 1998, retrospective premium payments of $3,073,000 were made to former IPMIT policyholders. Actual retrospective premium payments made to Minnesota and North Dakota policyholders in 1999 and 1998 were $5,802,000 and $5,008,000, respectively.

           Midwest Medical Insurance Holding Company and Subsidiaries

5. RETROSPECTIVE PREMIUMS (CONTINUED)

A provision of the agreement and plan of merger between MLM and MMIC requires that any favorable development of certain pre-merger liabilities of MLM be paid to the former MLM policyholders who remain active MMIC insureds as of the date of payment through a retrospective premium credit. The agreement further stipulates that any amounts due under this provision must be settled no later than June 5, 2001. As of December 31, 1999, there has been no favorable development and, therefore, there is no accrual related to this provision.

6. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The reconciliation of the liability for unpaid losses and loss adjustment expenses is as follows (in thousands):

                                                                1999            1998            1997
                                                            --------------------------------------------
   Balance as of January 1, net of reinsurance
     recoverables                                              $  94,467       $  89,394       $  90,342

   Incurred related to:
     Current year                                                 45,942          41,927          40,186
     Prior years                                                  (4,474)         (4,433)         (8,352)
                                                            --------------------------------------------
   Total incurred                                                 41,468          37,494          31,834

   Paid related to:
     Current year                                                  2,253           3,666           2,685
     Prior years                                                  33,788          28,755          30,097
                                                            --------------------------------------------
   Total paid                                                     36,041          32,421          32,782
                                                            --------------------------------------------

   Balance as of December 31, net of reinsurance
     recoverables                                                 99,894          94,467          89,394

   Reinsurance recoverables at December 31                        19,247          16,497          18,412
                                                            --------------------------------------------

   Balance as of December 31, gross                            $ 119,141       $ 110,964       $ 107,806
                                                            ============================================

           Midwest Medical Insurance Holding Company and Subsidiaries

6. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES (CONTINUED)

The Company continually evaluates emerging trends in the development of loss liabilities including the trends related to the pre-merger IPMIT and MLM business. Based on this analysis, management periodically adjusts their estimates of ultimate losses.

7. SEGMENT INFORMATION

The Company is organized into five legal entity business segments consisting of MMIHC, MMIC, Services, Solutions and MedPower. The business and accounting policies of the reportable segments are described in Note 1 to the Consolidated Financial Statements. Management evaluates the performance of each business segment based primarily on profit or loss from operations. With the exception of foreign stocks and bonds held as investments by MMIC, all business transactions are conducted in the United States. The following financial information summarizes the results of operations and total assets reported by the five business segments for the years ended 1999, 1998 and 1997 (in thousands).

           Midwest Medical Insurance Holding Company and Subsidiaries

7. SEGMENT INFORMATION (CONTINUED)


                                                                                   1999
                                       ---------------------------------------------------------------------------------------------
                                            MMIHC        MMIC    SERVICES    SOLUTIONS    MEDPOWER   ELIMINATIONS (1)  CONSOLIDATED
                                       ---------------------------------------------------------------------------------------------
Revenues:
   External customers                    $      -    $ 47,181    $  1,661     $      -     $   410      $       -        $ 49,252
   Intersegment                            16,273           -           -            -          13        (16,286)              -
   Net investment income                     (696)     10,780          21           17          13            828          10,963
   Other (2)                                  185       7,041           -            -           -            148           7,374
                                       ---------------------------------------------------------------------------------------------
                                           15,762      65,002       1,682           17         436        (15,310)         67,589

Total expenses                             15,584      59,904       1,648        1,408       1,803        (15,310)         65,037
                                       ---------------------------------------------------------------------------------------------

Income (loss) before income taxes             178       5,098          34       (1,391)     (1,367)             -           2,552
Income taxes                                   91       1,648          15         (473)       (465)             -             816
                                       ---------------------------------------------------------------------------------------------
Net income (loss)                        $     87    $  3,450    $     19     $   (918)    $  (902)     $       -        $  1,736
                                       =============================================================================================

Total assets                             $160,848    $311,367    $  1,634     $  1,539     $ 1,123      $(156,335)       $320,176
                                       =============================================================================================

(1) Intersegment eliminations for revenues and expenses are primarily for management, administrative and investment services provided by MMIHC. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables for management fees and reclassifications between assets and liabilities for taxes and reinsurance.

(2)  Other revenues consist primarily of net realized capital gains.

           Midwest Medical Insurance Holding Company and Subsidiaries

7. SEGMENT INFORMATION (CONTINUED)

                                                                                   1998
                                       ---------------------------------------------------------------------------------------------
                                            MMIHC       MMIC     SERVICES     SOLUTIONS    MEDPOWER   ELIMINATIONS (1)  CONSOLIDATED
                                       ---------------------------------------------------------------------------------------------
Revenues:
   External customers                    $      -    $ 35,771    $     -      $      -     $   387      $       -        $ 36,158
   Intersegment                            14,038           -          -             -           -        (14,038)              -
   Net investment income                     (429)     10,731          -             3           2            664          10,971
   Other (2)                                  139       8,944          -             -           -            206           9,289
                                       ---------------------------------------------------------------------------------------------
                                           13,748      55,446          -             3         389        (13,168)         56,418

Total expenses                             13,481      45,126          -           916       1,426        (13,168)         47,781
                                       ---------------------------------------------------------------------------------------------

Income (loss) before income taxes             267      10,320          -          (913)     (1,037)             -           8,637
Income taxes                                  104       3,268          -          (320)       (363)             -           2,689
                                       ---------------------------------------------------------------------------------------------
Net income (loss)                        $    163    $  7,052    $     -      $   (593)    $  (674)     $       -        $  5,948
                                       =============================================================================================

Total assets                             $154,727    $287,639    $     3      $  2,728     $ 1,693      $(151,307)       $295,483
                                       =============================================================================================

(1) Intersegment eliminations for revenues and expenses are primarily for management, administrative and investment services provided by MMIHC. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables for management fees and reclassifications between assets and liabilities for taxes and reinsurance.

(2) Other revenues consist primarily of net realized capital gains.

           Midwest Medical Insurance Holding Company and Subsidiaries

7. SEGMENT INFORMATION (CONTINUED)

                                                                              1997
                                    ------------------------------------------------------------------------------------------------
                                         MMIHC        MMIC    SERVICES   SOLUTIONS    MEDPOWER     ELIMINATIONS (1)   CONSOLIDATED
                                    ------------------------------------------------------------------------------------------------
Revenues:
   External customers               $        -    $ 33,795       $-         $-           $-         $       -           $ 33,795
   Intersegment                          9,901           -        -          -            -            (9,901)                 -
   Net investment income                    19      11,160        -          -            -               424             11,603
   Other (2)                                47       6,482        2          -            -               263              6,794
                                    --------------------------------------------------------------------------------------------
                                         9,967      51,437        2          -            -            (9,214)            52,192
Total expenses                           9,535      38,108        -          -            -            (9,214)            38,429
                                    --------------------------------------------------------------------------------------------

Income before income taxes                 432      13,329        2          -            -                 -             13,763
Income taxes                               162       4,301        -          -            -                 -              4,463
                                    --------------------------------------------------------------------------------------------
Net income                          $      270    $  9,028       $2         $-           $-         $       -           $  9,300
                                    ============================================================================================

Total assets                        $  137,247    $261,780       $5         $-           $-         $(123,517)          $275,515
                                    ============================================================================================

(1) Intersegment eliminations for revenues and expenses are primarily for management, administrative and investment services provided by MMIHC. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables for management fees and reclassifications between assets and liabilities for taxes and reinsurance.

(2) Other revenues consist primarily of net realized capital gains.

           Midwest Medical Insurance Holding Company and Subsidiaries

8. INCOME TAXES

Components of income taxes are as follows (in thousands):

                                                             1999              1998              1997
                                                             -----------------------------------------
   Current provision                                         $906              $1,335           $2,969
   Deferred tax provision                                     (90)              1,354            1,494
                                                             -----------------------------------------
                                                             $816              $2,689           $4,463
                                                             =========================================

The Company's income taxes differ from the federal statutory rate applied to income before tax as follows (in thousands):

                                                                       1999          1998          1997
                                                                       --------------------------------
   Income before tax at the federal statutory rate
     (34% - 1999, 35% - 1998 and 1997)                                 $868        $3,023        $4,817
   Tax-exempt income (net of proration adjustment)                        -             -          (775)
   Dividends received deductions (net of proration adjustment)          (81)          (99)          (89)
   State income taxes, net of federal tax benefit                        86            37           198
   Payment of prior year taxes                                            -             -           300
   Recovery of prior year taxes                                         (59)         (267)            -
   Other                                                                  2            (5)           12
                                                                       --------------------------------
                                                                       $816        $2,689        $4,463
                                                                       ================================

The deferred income tax provision includes the following differences between financial and income tax reporting (in thousands):

                                                                       1999          1998         1997
                                                                       ---------------------------------
   Discounting of post-1986 unpaid losses and loss adjustment
     expenses                                                          $ 167        $   842      $   323
   Liabilities not currently deductible                                 (121)           596          636
   Unearned premiums                                                    (256)          (151)          57
   Investment income not currently taxable                               156              -            -
   Utilization of alternative minimum tax carryforwards                    -              -          496
   Other                                                                 (36)            67          (18)
                                                                       ---------------------------------
                                                                       $ (90)        $1,354       $1,494
                                                                       =================================

           Midwest Medical Insurance Holding Company and Subsidiaries

8. INCOME TAXES (CONTINUED)

The Company made income tax payments of $1,751,000, $3,041,000 and $1,518,000 in 1999, 1998 and 1997, respectively.

The components of the net deferred income tax (liability) asset as of December 31 are as follows (in thousands):

                                                                                1999            1998
                                                                            --------------------------
   Deferred tax assets:
     Unpaid losses and loss adjustment expenses                             $   3,990        $   4,154
     Liabilities not currently deductible                                       1,200            1,079
     Unearned premiums                                                            884              628
     Other                                                                        730              550
                                                                            --------------------------
                                                                                6,804            6,411

   Deferred tax liabilities:
     Unrealized gains                                                         (18,077)         (16,754)
     Other                                                                       (928)            (623)
                                                                            --------------------------
                                                                              (19,005)         (17,377)
                                                                            --------------------------
                                                                            $ (12,201)        $(10,966)
                                                                            ==========================

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

           Midwest Medical Insurance Holding Company and Subsidiaries

9. REINSURANCE

To reduce overall risk, including exposure to large losses, the Company participates in various reinsurance programs. MMIC would only become liable for losses in excess of stipulated amounts in the event that any reinsuring company were unable to meet its obligations under the existing agreement. Management is not aware of any such default at December 31, 1999. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Reinsurance recoverables on paid and unpaid losses of $15,648,000 and $13,215,000 are associated with a single reinsurer, General Reinsurance Corporation, at December 31, 1999 and 1998, respectively. The Company also holds collateral under related reinsurance agreements in the form of letters of credit totaling $2,612,000 that can be drawn upon in the event the applicable reinsuring company is unable to pay its obligation to MMIC.

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

The effect of reinsurance on premiums written and earned for 1999, 1998 and 1997 is as follows (in thousands):

                              1999                          1998                          1997
                  ----------------------------- ----------------------------- -----------------------------
                     WRITTEN        EARNED         WRITTEN        EARNED         WRITTEN        EARNED
                  ----------------------------- ----------------------------- -----------------------------
   Direct             $51,672       $47,048          $39,431       $37,329         $35,722       $36,511
   Assumed                 48            48               97            97               -             -
   Ceded               (1,897)         (513)          (2,601)       (2,412)         (3,595)       (3,595)
                  ----------------------------- ----------------------------- -----------------------------
   Net                $49,823       $46,583          $36,927       $35,014         $32,127       $32,916
                  ============================= ============================= =============================

Loss and loss adjustment expenses incurred are net of applicable reinsurance of $5,204,000, $2,240,000 and $2,455,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

           Midwest Medical Insurance Holding Company and Subsidiaries

In 1998, the Company commuted reinsurance treaties covering the period January 1, 1991 through December 31, 1991. Net premiums recovered as a result of these commutations of $789,000 have been included in net premiums earned in 1998. As a result of this and prior treaty commutations, the Company has no reinsurance coverage for the exposure period October 1, 1986 through December 31, 1991. Due to the nature of the Company's policies, there is no risk of incurring future losses related to this time period.

10. OTHER COMMITMENTS

In the normal course of claim settlement, MMIC negotiates structured settlements including the purchase of annuities from life insurance companies with an A+ rating from A.M. Best (an industry rating organization) at the date of issue and a minimum of $100 million in surplus. These annuities guarantee a stream of payments to the claimant holding the annuity. The majority of these settlements have been assigned to the life insurance company which releases MMIC from any future contractual liability to the claimant. MMIC and its reinsurers could only become liable for ultimate settlement of those claims which have not been assigned. At December 31, 1999 and 1998, respectively, non-assigned structured settlements guaranteed $3,489,000 and $5,820,000 of payments under annuity contracts for which MMIC and its reinsurers paid $2,241,000 and $2,627,000. In the event that the insurance company issuing the annuity was unable to meet its obligation under the terms provided, MMIC would be liable for the ultimate settlement.

11. BENEFIT PLANS

Substantially all employees at MMIHC are covered by a non-contributory defined contribution pension plan. Contributions to the plan are based upon each covered employee's salary. Substantially all employees at MMIHC are also covered by a 401(k) plan that provides a 50% match on employee contributions subject to certain limitations. Total contributions charged to expense for the years ended December 31, 1999, 1998 and 1997 were $581,000, $521,000 and $393,000, respectively.

           Midwest Medical Insurance Holding Company and Subsidiaries

11. BENEFIT PLANS (CONTINUED)

MMIHC provides an unfunded Supplemental Executive Retirement Plan (SERP) which is a non-qualified, defined benefit retirement plan covering certain Company officers. Benefits are based upon years of service and compensation. Although the plan is technically unfunded, the Company invests in specified assets which are designed to coordinate with the projected obligation under the SERP. The net periodic pension cost for this plan was $441,000, $404,000 and $363,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The liability recognized in the consolidated balance sheets at December 31, 1999 and 1998 related to this plan was $2,704,000 and $2,439,000, respectively.

MMIHC also provides medical benefits to retirees through a defined benefit post-retirement plan which covers substantially all employees. The net periodic post-retirement benefit cost for the years ended December 31, 1999, 1998 and 1997 was $23,000, $41,000 and $27,000, respectively. As of December 31, 1999, the net post-retirement benefit plan liability was $19,000. As of December 31, 1998, the plan was fully funded.

12. RECONCILIATION WITH STATUTORY ACCOUNTING PRINCIPLES

The following is a reconciliation of net income and shareholders' equity under accounting principles generally accepted in the United States (US GAAP) with that reported for MMIC on a statutory basis (in thousands):


                                   Net Income

                                                                        YEAR ENDED DECEMBER 31
                                                                 1999            1998           1997
                                                                -------------------------------------
   As reported under US GAAP                                    $1,736          $5,948        $ 9,300
   Loss (income) of non-insurance entities                       1,714           1,104           (272)
                                                                -------------------------------------
   On the basis of US GAAP, MMIC only                            3,450           7,052          9,028
   Additions (deductions):
     Deferred income taxes                                          37           1,390          1,525
                                                                -------------------------------------
   On the basis of statutory accounting principles              $3,487          $8,442        $10,553
                                                                =====================================

           Midwest Medical Insurance Holding Company and Subsidiaries

12. RECONCILIATION WITH STATUTORY ACCOUNTING PRINCIPLES (CONTINUED)

                              Shareholders' Equity

                                                                              DECEMBER 31
                                                                   1999          1998            1997
                                                                ----------------------------------------
   As reported under US GAAP                                    $147,800        $142,446        $126,290

   Additions (deductions):
     Deferred income taxes                                        12,878          11,526           4,158
     Unrealized (gain) loss on fixed maturities                    5,514          (3,222)         (1,385)
     Non-admitted assets                                          (1,000)              -               -
     Prescribed market value differences                            (253)              -               -
     Other                                                          (179)            (34)             (3)
                                                                ----------------------------------------
   On the basis of statutory accounting principles              $164,760        $150,716        $129,060
                                                                ========================================

The equity of MMIHC, exclusive of the carrying value of its investment in MMIC, is subject to redemption and therefore reported outside of shareholders' equity under the caption redeemable stock. As a result, consolidated other shareholders' equity as reported on the balance sheets represents equity of MMIC only under accounting principles generally accepted in the United States.

Under Minnesota insurance statutes, MMIC is required to maintain statutory surplus in excess of ten times its per risk reinsurance retention limit. Since MMIC limited its retention to $750,000 on any single risk, the minimum statutory surplus level was $7,500,000 for 1999 and 1998.

Dividends that exceed the greater of 10% of MMIC's prior year-end policyholder surplus or MMIC's prior year net income excluding realized capital gains are considered extraordinary under Minnesota insurance statutes. Payment of extraordinary dividends are subject to the approval of the Commissioner of the Department of Commerce of the State of Minnesota. At December 31, 1999, the maximum dividend that may be paid by MMIC in 2000 without regulatory approval is approximately $16,476,000. MMIC paid cash dividends to MMIHC of $2,050,000 and $2,000,000 in 1999 and 1998, respectively.

           Midwest Medical Insurance Holding Company and Subsidiaries

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for share and per share amounts):


                                                                1999            1998           1997
                                                          ----------------------------------------------
   Numerator for basic and dilutive earnings per share
     available to common shareholders                         $  1,736      $   5,948       $  9,300
                                                          ==============================================

   Denominator:
     Denominator for basic earnings per share--
        weighted average shares                                124,725        123,004        119,554

     Effect of dilutive securities:
       Unvested shares                                          13,792         13,247         12,873
                                                          ----------------------------------------------
   Denominator for dilutive earnings per share--
     adjusted weighted-average shares and
     assumed conversions                                       138,517        136,251        132,427
                                                          ==============================================

   Basic earnings per share                                   $  13.92      $   48.36       $  77.79
                                                          ==============================================

   Diluted earnings per share                                 $  12.53      $   43.65       $  70.23
                                                          ==============================================

14. NET REDEMPTION VALUE

The net redemption value per share of the Class A common shares was as follows:


                                                                      CLASS   A          NET REDEMPTION
                                                  MMIHC            COMMON SHARES           VALUE PER
                                                NET EQUITY          OUTSTANDING              SHARE
                                           ----------------------------------------------------------------
                                                  (000s)
   December 31, 1995                                $6,975              116,251*             $60.00
                                           =====================                     ======================

   December 31, 1996                                $7,604              118,209              $64.33
                                           =====================                     ======================

   December 31, 1997                                $7,477              121,322              $61.63
                                           =====================                     ======================

   December 31, 1998                                $8,147              125,682              $64.81
                                           =====================                     ======================

   December 31, 1999                                $7,803              123,509              $63.18
                                           =====================                     ======================


* Includes pro forma shares related to merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The names and ages of the directors of MMIHC and MMIC, the year each first became a director, and the number of Class A Common Shares owned by each as of December 31, 1999, are as follows:

                                                                                         CLASS A
                                                                                         COMMON
                                          DIRECTOR          PRINCIPAL                    SHARES
                  NAME             AGE     SINCE           OCCUPATION                    OWNED
-------------------------------------------------------------------------------------------------
Michael Abrams                     38       1996    Exec V.P. Iowa Medical Society         -
John R. Balfanz, M.D.              54       1995    Physician                             16
Gail P. Bender, M.D.               52       1996    Physician                             25
James R. Bishop, M.D.              58       1994    Physician                              -
David P. Bounk                     53       1995    President and CEO                      -
Thomas C. Evans, M.D.              44       1999    Physician                             30
Roger L. Frerichs, M.D.            60       1988    Surgeon                               92
Richard Geier, Jr., M.D.           59       1995    Physician                             28
Anthony C. Jaspers, M.D.           52       1996    Physician                             54
Russel J. Kuzel, M.D.              47       1997    Physician                             29
Wayne F. Leebaw, M.D.              56       1994    Physician                             26
Mark O. Liaboe, M.D.               46       1999    Physician                              7
Steven A. McCue, M.D.              58       1995    Physician                            133
Harold W. Miller, M.D.             52       1996    Physician                             29
Anton S. Nesse, M.D.               61       1989    Radiologist                           56
Mark D. Odlund, M.D.               47       1996    Physician                             94
G. William Orr, M.D.               64       1996    Physician                             57
Paul S. Sanders, M.D.              55       1984    CEO-MN Medical Assoc.                  -
Richard D. Schmidt, M.D.
  Secretary                        56       1990    Physician                            158
Judith F. Shank, M.D.              57       1999    Physician                             16
Andrew J. K. Smith, M.D.
   Chairman of Board               57       1990    Neurological Surgeon                   -
G. David Spoelhof, M.D.            46       1989    Physician                             51
Tom D. Throckmorton, M.D.          54       1997    Physician                             76
R. Bruce Trimble, M.D.
   Vice Chair of Board             59       1993    Physician                              -

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

As of December 31, 1999, the directors of MMIHC, as a group, owned 977 Class A Common Shares or 1.0 percent of the total Class A Common Shares outstanding as of such date. No executive officer owned any Class A Common Shares as of such date.

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

The Chairman of the Board of Directors (currently Dr. Smith) is paid an annual fee of $41,707. All members of the Board of Directors currently are paid $750 for each meeting of the Board of Directors they attend. In addition, members of the Executive Committee currently are paid $750 for each meeting of the Executive Committee they attend, and committee chairmen are paid $600 for each meeting of the standing committee they chair. Other members of standing committees currently are paid between $300 and $500, depending upon distance traveled, for each committee meeting they attend.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         (CONTINUED)

EXECUTIVE OFFICERS

The names, ages and positions of the executive officers of MMIHC and MMIC are as follows:

                                                                 PERIOD OF SERVICE
                                            POSITION                    AS                    PRINCIPAL
           NAME             AGE           WITH COMPANY              AN OFFICER               OCCUPATION
-------------------------------------------------------------------------------------------------------------------
David P. Bounk              53   President and Chief Executive    8/1/90 to date     President and Chief Executive
                                 Officer - MMIHC                                     Officer - MMIHC

Niles A. Cole               38   Vice President-Finance,            1998 to date     Vice President-Finance,
                                 Treasurer and Chief Financial                       Treasurer and Chief Financial
                                 Officer                                             Officer

Jack L. Kleven              53   President - MMIC and Chief         1986 to date     President - MMIC and Chief
                                 Operating Officer                                   Operating Officer

Elizabeth S. Lincoln        46   Vice President-Law and Health      1990 to date     Vice President-Law and Health
                                 Policy                                              Policy

Thomas H. Lee               56   Vice President - Information       7/99 to date     Vice President - Information
                                 Systems                                             Systems

Gerald M. O'Connell         45   Vice President - Marketing         1998 to date     Vice President - Marketing

Michael G. Rutz             46   Vice President-Underwriting     5/15/95 to date     Vice President-Underwriting

Jerry A. Zeitlin            49   Vice President - Claims            7/99 to date     Vice President - Claims

Mr. Bounk has over 30 years experience in the insurance industry and joined MMIHC and MMIC as President and Chief Executive Officer in August 1990. From July 1982 through July 1990, he was Executive Vice President and Chief Operating Officer of Missouri Medical Insurance Company, a corporation providing malpractice insurance to physicians in Missouri. Mr. Bounk has an MBA degree in finance.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         (CONTINUED)

Mr. Bounk has an employment agreement which renews annually for successive calendar-year terms unless it is terminated by either party at least 60 days prior to any renewal date. The agreement provides that Mr. Bounk's base salary will be adjusted annually by the Executive Committee. If the agreement is terminated by MMIHC for cause or by Mr. Bounk voluntarily, he is entitled to receive his base salary for 30 days thereafter. If the agreement is terminated by MMIHC without cause, Mr. Bounk is entitled to receive his base salary for six months thereafter, plus one additional month for each year of service, subject to a maximum of 12 additional months, and then only until he commences new employment or self-employment. The agreement also prohibits Mr. Bounk from competing with MMIHC for one year following his termination of employment.

Effective January 1, 1997, the Company entered into termination agreements with the executive officers. These agreements provide a severance package to these executives in the event of termination of employment without cause.

Mr. Cole has over 16 years experience in the insurance industry, including 6 years as Vice President and Controller of Washington State Physician's Insurance Association. He has been in his current position since March 1998. He has BS degrees in accounting and finance.

Mr. Kleven has over 25 years experience in medical malpractice claims adjusting and management. He joined the Exchange in 1983, and was Vice President, Claims since March 1986. He was promoted to Chief Operating Officer on January 1, 1998. He was promoted to CEO/President of MMIC effective September 1, 1999. Prior to joining the Exchange, he was a liability manager at The St. Paul Companies for six years. He has a BS degree in business.

Ms. Lincoln has over 16 years experience in medical professional liability risk management. She joined the Exchange in 1982, and was Vice President, Risk Management since January 1990. She transferred to Vice President, Law and Health Policy, effective January 1, 1998. She has a law degree.

Mr. Lee has over 25 years experience in the insurance industry. Prior to joining MMIHC in 1998 he owned an insurance related technology consulting business. From 1971 to 1989 he was Senior Vice President - Administration of American Hardware Mutual Insurance Company. He has BA degrees in mathematics and statistics.

Mr. Rutz has over 21 years experience in the insurance industry, including 11 years in medical malpractice. From June 1986 through April 1994, he was Senior Regional Underwriting Manager with St. Paul Fire and Marine Insurance Company. From May 1994 through April 1995, he was Vice President with Alexander and Alexander, insurance brokers. He joined the Company in May 1995 as Vice President-Underwriting. He has a BS degree in resource management.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         (CONTINUED)

Mr. O'Connell has over 23 years in the medical malpractice segment of the insurance industry. From 1977 to 1995, he was with St. Paul Fire and Marine Insurance Company holding various marketing and underwriting management positions. He joined the Company in October 1996. He has a BS in Agriculture Business Management with an emphasis in Insurance.

Mr. Zeitlin has over 26 years of claims experience in the property-casualty insurance industry. Prior to joining MMIHC in 1993 he was Liability Supervisor for The St. Paul Companies from 1979 to 1993. He has a BS degree in Liberal Arts.

Officers serve until their successors are appointed by the Board of Directors, or until their prior resignation, removal or death.

Beneficial Ownership Reporting

Section 16 of the Securities Exchange Act of 1934 requires officers and directors of reporting companies to file reports disclosing ownership of, and transactions in, securities of the Company. During 1999, required Forms 3 were not filed for the new directors and officers. This failure was cured by filings of Forms 5 made after the end of the year.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes compensation paid by MMIHC to its five most highly compensated executive officers for services rendered in all capacities during the last three years.


                                                                       CASH COMPENSATION           ALL OTHER
     NAME OF INDIVIDUAL               CAPACITIES IN                 ---------------------------
     OR NUMBER IN GROUP                WHICH SERVED                    SALARY        BONUS        COMPENSATION(A)
--------------------------------------------------------------      ------------------------------------------------
David P. Bounk               President and Chief                1999    $213,981    $85,830         $34,348
                             Executive Officer -                1998     200,187     56,126          32,272
                             MMIHC                              1997     187,088     51,024          20,963

Jack L. Kleven               President - MMIC and               1999     177,624     61,636          32,066
                             Chief Operating Officer            1998     167,716     43,752          30,847
                                                                1997     145,840     39,796          17,193

Michael G. Rutz              Vice President-                    1999     125,000     36,694          31,377
                             Underwriting                       1998     119,816     34,233          31,406
                                                                1997     114,110     32,604          14,113

Gerald M. O'Connell          Vice President-Marketing           1999     117,196     34,749          29,864
                                                                1998     109,000     11,530          21,739
                                                                1997      95,077      2,423          17,850

Elizabeth S. Lincoln         Vice President-Law                 1999     113,332     33,080          26,826
                             and Health Policy                  1998     108,015     30,861          29,242
                                                                1997     102,871     29,106          13,286

(A) Includes employer contributions to qualified retirement plans, car allowances and the term and cash surrender value of supplemental life insurance premiums.

MMIHC also maintains a Supplemental Executive Retirement Plan ("SERP") which provides an annual retirement benefit for an executive officer who retires at age 62 with 10 years of service of 70% (55% for new officers after 1997) of the officer's final average salary. Benefits are reduced for years of service less than 10 and retirement prior to age 62. The annual benefit payable under the SERP is reduced by 50% of the officer's primary Social Security benefit and by the annual benefit (expressed in the form of an annuity) of the officer's accrued benefits under MMIHC's current money purchase pension plan and a predecessor plan. The estimated annual benefits payable upon retirement at normal retirement age for the executive officers in the Summary Compensation table are as follows: Mr. Bounk--$201,500; Mr. Kleven--$125,900; Mr. Rutz--$147,100; Mr. O'Connell--$96,400 and Ms. Lincoln--$82,000. The estimated annual retirement benefits were calculated assuming salary increases of five percent per year, discounted four percent per year for future inflation to express the estimated benefits in today's dollars.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The response to this item is contained in Item 10.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

(a)(1) The following consolidated financial statements of Midwest Medical Insurance Holding Company for the year ended December 31, 1999 are included in this annual report (Form 10-K) in Item 8:

           Report of Independent Auditors
           Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for the years ended December 31,
            1999, 1998 and 1997
           Consolidated Statements of Changes in Other Shareholders' Equity for
            the years ended December 31, 1999, 1998 and 1997
           Consolidated Statements of Cash Flows for the years ended December
            31, 1999, 1998 and 1997
           Notes to Consolidated Financial Statements

(a)(2) The following consolidated financial statement schedules of Midwest Medical Insurance Holding Company required by Item 14(d) are included in a separate section of this report:

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1999.

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Midwest Medical Insurance Holding Company
                               -------------------------------------------------
                                                  (Registrant)


                    By: /s/ David P. Bounk                      March 15, 2000
                        ------------------------------        ------------------
                        David P. Bounk                               Date
                        President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David P. Bounk                          Principal Executive Officer           March 15, 2000
---------------------------------------
David P. Bounk


/s/ Niles Cole                              Principal Financial Officer and       March 15, 2000
---------------------------------------
Niles Cole                                  Principal Accounting Officer


*                                           Director, Chairman of the Board       March 15, 2000
---------------------------------------
Andrew J.K. Smith, M.D.


*                                           Director                              March 15, 2000
---------------------------------------
Michael Abrams


*                                           Director                              March 15, 2000
---------------------------------------
John R. Balfanz, M.D.


*                                           Director                              March 15, 2000
---------------------------------------
Gail P. Bender, M.D.


*                                           Director                              March 15, 2000
---------------------------------------
James R. Bishop, M.D.


*                                           Director                              March 15, 2000
---------------------------------------
Thomas C. Evans, M.D.


*                                           Director                              March 15, 2000
---------------------------------------
Roger L. Frerichs, M.D.


*                                           Director                              March 15, 2000
---------------------------------------
Richard Geier, Jr., M.D.


*                                           Director                              March 15, 2000
---------------------------------------
Anthony C. Jaspers, M.D.


*                                           Director                              March 15, 2000
---------------------------------------
Russel J. Kuzel, M.D.


*                                           Director                              March 15, 2000
---------------------------------------
Wayne F. Leebaw, M.D.


*                                           Director                              March 15, 2000
---------------------------------------
Mark O. Liaboe, M.D.


*                                           Director                              March 15, 2000
---------------------------------------
Steven A. McCue, M.D.


*                                           Director                              March 15, 2000
---------------------------------------
Harold W. Miller, M.D.


*                                           Director                              March 15, 2000
---------------------------------------
Anton S. Nesse, M.D.


*                                           Director                              March 15, 2000
---------------------------------------
Mark D. Odland, M.D.


*                                           Director                              March 15, 2000
---------------------------------------
G. William Orr, M.D.


*                                           Director                              March 15, 2000
---------------------------------------
Paul S. Sanders, M.D.


*                                           Director, Secretary                   March 15, 2000
---------------------------------------
Richard D. Schmidt, M.D.


*                                           Director                              March 15, 2000
---------------------------------------
Judith F. Shank, M.D.


*                                           Director                              March 15, 2000
---------------------------------------
G. David Spoelhof, M.D.


*                                           Director                              March 15, 2000
---------------------------------------
Tom D. Throckmorton, M.D.


*                                           Director, Vice Chairman               March 15, 2000
---------------------------------------
R. Bruce Trimble, M.D.



* By: /s/ David P Bounk                                                           March 15, 2000
      -----------------------------------
      David P. Bounk pursuant to power
      of attorney


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

           Midwest Medical Insurance Holding Company and Subsidiaries
                                (Parent Company)

           Schedule II--Condensed Financial Information of Registrant

                                 Balance Sheets

                                                                                    DECEMBER 31
                                                                               1999              1998
                                                                         --------------------------------
                                                                                   (In Thousands)
ASSETS
Short-term investments                                                        $  1,107         $  1,310
Cash                                                                                 6                -
Investment in subsidiaries                                                     150,734          145,032
Other                                                                            9,001            8,385
                                                                         --------------------------------
Total assets                                                                  $160,848         $154,727
                                                                         ================================


LIABILITIES, REDEEMABLE STOCK AND
   OTHER SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable                                                              $    214         $     43
Accrued expenses and other liabilities                                           5,031            4,091
                                                                         --------------------------------
                                                                                 5,245            4,134

REDEEMABLE STOCK
Class A Common Stock                                                             7,802            8,146
Class B Common Stock                                                                 1                1
                                                                         --------------------------------
                                                                                 7,803            8,147

OTHER SHAREHOLDERS' EQUITY
Additional paid-in capital                                                      12,789           12,789
Retained earnings, comprised of undistributed
   earnings of subsidiaries                                                    100,095           98,695

Unrealized appreciation on investments, net of income
   taxes                                                                        34,916           30,962
                                                                         --------------------------------
                                                                               147,800          142,446
                                                                         --------------------------------
Total liabilities, redeemable stock and
   other shareholders' equity                                                 $160,848         $154,727
                                                                         ================================


See accompanying note.

           Midwest Medical Insurance Holding Company and Subsidiaries
                                (Parent Company)

     Schedule II--Condensed Financial Information of Registrant (continued)

                              Statements of Income


                                                                       YEAR ENDED DECEMBER 31
                                                                1999            1998            1997
                                                             ---------------------------------------------
                                                                           (In Thousands)
REVENUES
Management fee from subsidiaries                                 $16,273         $14,038          $9,901
Net investment income                                               (696)           (429)             19
Realized capital gains                                               179             137              47
Other income                                                           6               2               -
                                                             ---------------------------------------------
                                                                  15,762          13,748           9,967

EXPENSES
Operating and administrative                                      15,584          13,481           9,535
                                                             ---------------------------------------------
Income before income taxes and other items                           178             267             432
Income tax expense                                                    91             104             162
                                                             ---------------------------------------------
Income before equity in undistributed income
   of subsidiaries                                                    87             163             270
Equity in undistributed income of subsidiaries                     1,649           5,785           9,030
                                                             ---------------------------------------------
Net income                                                        $1,736        $  5,948          $9,300
                                                             =============================================


See accompanying note.

           Midwest Medical Insurance Holding Company and Subsidiaries
                                (Parent Company)

     Schedule II--Condensed Financial Information of Registrant (continued)

                            Statements of Cash Flows


                                                                       YEAR ENDED DECEMBER 31
                                                                1999            1998            1997
                                                           ---------------------------------------------
                                                                           (In Thousands)
Net cash (used in) provided by operating
 activities                                                  $   856        $    (366)     $     (527)

INVESTING ACTIVITIES
Purchase of fixed maturities                                       -          (21,758)        (38,979)
Sales of fixed maturities                                          -           22,826          38,701
Calls and maturities of fixed maturities                           -              250               -
Sales of short-term investments, net                             203            1,420           1,453
Capitalization of Services                                    (1,500)               -               -
Capitalization of Solutions                                     (650)          (3,850)              -

FINANCING ACTIVITIES
Redemption of Class A Common Stock                              (953)            (522)           (648)
Dividend from MMIC                                             2,050            2,000               -
                                                           ---------------------------------------------

Increase in cash                                                   6                -               -
Cash at beginning of year                                          -                -               -
                                                           ---------------------------------------------
Cash at end of year                                          $     6        $       -      $        -
                                                           =============================================


See accompanying note.

           Midwest Medical Insurance Holding Company and Subsidiaries
                                (Parent Company)

     Schedule II--Condensed Financial Information of Registrant (continued)

                     Note to Condensed Financial Statements

                                December 31, 1999




The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Midwest Medical Insurance Holding Company and Subsidiaries.

See Note 2 to the consolidated financial statements of Midwest Medical Insurance Holding Company and Subsidiaries for a description of the redeemable stock.

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

           Midwest Medical Insurance Holding Company and Subsidiaries

                            Schedule IV--Reinsurance

          COL. A                          COL. B         COL. C          COL. D         COL. E         COL. F
--------------------------------------------------------------------------------------------------------------------
                                                                                                    PERCENTAGE
                                                       CEDED TO         ASSUMED                     OF AMOUNT
                                          GROSS         OTHER          FROM OTHER         NET       ASSUMED TO
                                          AMOUNT      COMPANIES        COMPANIES        AMOUNT          NET
--------------------------------------------------------------------------------------------------------------------
                                                                      (In Thousands)
Year ended December 31, 1999:
   Insurance premiums:
     Property/casualty insurance         $47,048       $   513            $48           $46,583        0.1%

Year ended December 31, 1998:
   Insurance premiums:
     Property/casualty insurance          37,329         2,412             97            35,014        0.3%

Year ended December 31, 1997:
   Insurance premiums:
     Property/casualty insurance          36,511         3,595              -            32,916        N/A


NOTE TO SCHEDULE IV:

Ceded premiums for the years ended December 31, 1999, 1998 and 1997 are net of reductions (additions) in ceded premiums related to swing rated reinsurance treaties of $5,205,000, $2,550,000 and $2,950,000, respectively. Ceded premiums in 1999 are also net of proceeds from contingent commission on reinsurance covering the period January 1, 1992 through December 31, 1994 of $715,000. Ceded premiums in 1998 are also net of proceeds from commutations of reinsurance covering the period January 1, 1991 through December 31, 1991 of $789,000.

           Midwest Medical Insurance Holding Company and Subsidiaries

 Schedule VI--Supplemental Information Concerning Property/Casualty Insurance
                                   Operations


                                                       DECEMBER 31
                      -------------------------------------------------------
        COL. A            COL. B        COL. C        COL. D       COL. E
-----------------------------------------------------------------------------
                                     RESERVES FOR
                         DEFERRED   UNPAID LOSSES   DISCOUNT,
     AFFILIATION          POLICY       AND LOSS      IF ANY,
         WITH          ACQUISITION    ADJUSTMENT   DEDUCTED IN    UNEARNED
      REGISTRANT          COSTS        EXPENSES      COLUMN C     PREMIUMS
-----------------------------------------------------------------------------
                                            (In Thousands)
Consolidated
property/ casualty
entities
         1999             N/A         $119,141        N/A        $12,797

         1998             N/A          110,964        N/A          8,173

         1997             N/A          107,806        N/A          6,072


                                                                   YEAR ENDED DECEMBER 31
                              ---------------------------------------------------------------------------------------------
                                  COL. F      COL. G             COL. H             COL. I        COL. J        COL. K
                              ---------------------------------------------------------------------------------------------
                                                             LOSSES AND LOSS
                                                           ADJUSTMENT EXPENSES
                                                           INCURRED RELATED TO    AMORTIZATION      PAID
                                                         ------------------------ OF DEFERRED      LOSSES
                                                NET          (1)         (2)         POLICY       AND LOSS
                                  EARNED    INVESTMENT     CURRENT      PRIOR     ACQUISITION    ADJUSTMENT     PREMIUMS
                                 PREMIUMS     INCOME        YEAR        YEAR         COSTS        EXPENSES      WRITTEN
                              --------------------------------------------------------------------------------------------
Consolidated
property/ casualty
entities
         1999                     $46,583    $10,886    $45,942     $(4,474)         N/A        $36,041       $51,672

         1998                      35,014     10,828     41,927      (4,433)         N/A         32,421        39,431

         1997                      32,916     11,430     40,186      (8,352)         N/A         32,782        35,722

                           ANNUAL REPORT ON FORM 10-K

                             ITEM 14(a)(3) AND 14(c)
                                    EXHIBITS

                    Midwest Medical Insurance Holding Company

                                Index to Exhibits

                                                                           REGULATION
                                                                              S-K
                                                                          EXHIBIT TABLE      SEQUENTIAL
                                 ITEM                                       REFERENCE         PAGE NO.
-----------------------------------------------------------------------------------------------------------
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

Lease for office space between registrant and Centennial                  10B.(4)
     Lakes IV, L.L.C., dated July 30, 1999

Amended and Restated Management Agreement between                         10C.(4)
     the registrant and Midwest Medical Insurance Company,
     dated July 1, 1999

Agreement of Reinsurance between Midwest Medical                          10D.(3)
     Insurance Company and General Reinsurance
     Corporation, effective January 1, 1998.

Letter of Employment Agreement between the registrant                     10E.(2)
     and David P. Bounk, President and Chief Executive
     Officer of the registrant and Midwest Medical Insurance
     Company, dated January 1, 1993.

                                                                           REGULATION
                                                                              S-K
                                                                          EXHIBIT TABLE      SEQUENTIAL
                                 ITEM                                       REFERENCE         PAGE NO.
-----------------------------------------------------------------------------------------------------------
1999 Officers Short-term Incentive Plan of the registrant.                    10F.(4)

Supplemental Executive Retirement Plan of the registrant.                     10G.(1)

Amended and Restated Endorsement Agreement between Midwest Medical            10H.(4)
   Insurance Company and Iowa Medical Society, dated January 1, 1999

Subsidiaries of the registrant.                                               21.(4)

Power of attorney.                                                            24.(4)

Financial Data Schedule                                                       27.(4)

---------------------------------

(1) Filed with the Company's Registration Statement on Form S-4, as amended, SEC File No. 33-55062 and incorporated herein by reference.

(2) Filed with the Company's Registration Statement Form S-1 SEC File No. 33-70182 and incorporated herein by reference.

(3) Filed with 1998 Annual Report on Form 10-K.

(4) Filed with this Annual Report on Form 10-K.