Form 10-Q
period 2000-03-31
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 2000-05-15
CIK 894353

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

                                   (Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2000.

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From          to

Commission file number 0-21230
                       -------

                   Midwest Medical Insurance Holding Company
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                              41-1625287
--------------------------------                            -----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

7650 Edinborough Way, Suite 400
Minneapolis, Minnesota                                         55435-5978
----------------------------------------                    -----------------
(Address of principal executive offices)                       (Zip Code)

                                  952-838-6700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ----   ----

The number of shares outstanding of the issuer's classes of common stock, as of March 31, 2000:

Class A Common Stock $.01 par value - 122,734 shares

Class B Common Stock $1,000 par value - 1 share

                                      INDEX

                    Midwest Medical Insurance Holding Company


PART  I.   FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed consolidated balance sheets - March 31, 2000 and December 31, 1999

           Condensed consolidated statements of income - Three months ended March 31, 2000 and 1999

           Condensed consolidated statements of cash flows - Three months ended March 31, 2000 and 1999

           Notes to condensed consolidated financial statements - March 31, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES

Part I.  Financial Information
         Item 1.  - Financial Statements

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)



                                                                                      March 31           December 31
                                                                                        2000                1999
                                                                                      --------           -----------
                                                                                    (Unaudited)           (Note A)
     ASSETS
        Fixed maturities at fair value (cost:
            2000 $154,609; 1999 $159,464)                                             $149,013            $153,950
        Equity securities at fair value (cost:
            2000 $54,433; 1999 $46,216)                                                113,883             104,898
        Short-term investments                                                          10,243               9,128
        Other investments                                                               10,916              10,000
                                                                                      --------            --------
                                                                                       284,055             277,976

        Cash                                                                                52               1,821
        Accrued investment income                                                        2,069               2,317
        Premiums receivable - Note C                                                    28,883               7,143
        Reinsurance recoverable on paid and unpaid losses                               17,818              19,285
        Amounts due from reinsurers                                                      2,737               3,833
        Other assets                                                                     9,165               7,801
                                                                                      --------            --------
        Total assets                                                                  $344,779            $320,176
                                                                                      ========            ========




     LIABILITIES, REDEEMABLE STOCK AND OTHER
        SHAREHOLDERS' EQUITY

     LIABILITIES
        Unpaid losses and loss adjustment expenses                                    $116,335            $119,141
        Unearned premiums - Note C                                                      42,209              12,797
        Policyholder dividends - Note D                                                  7,628              10,175
        Deferred income taxes                                                           12,717              12,201
        Other liabilities                                                                5,991              10,259
                                                                                      --------            --------
                                                                                       184,880             164,573

     REDEEMABLE STOCK
        Class A Common Stock; authorized 300,000 shares, issued and outstanding
          122,734 shares in 2000 and 123,509 shares in 1999                              7,008               7,802
        Class B Common Stock; authorized, issued and outstanding 1 share                     1                   1
                                                                                      --------            --------
                                                                                         7,009               7,803

     OTHER SHAREHOLDERS' EQUITY
        Paid-in capital                                                                 12,789              12,789
        Retained earnings                                                              104,185             100,095
        Accumulated other comprehensive income:
          Net unrealized appreciation of investments                                    35,916              34,916
                                                                                      --------            --------

                                                                                       152,890             147,800
                                                                                      --------            --------

        Total liabilities, redeemable stock and other
          shareholders' equity                                                        $344,779            $320,176
                                                                                      ========            ========


See notes to condensed consolidated financial statements

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)




                                                                           Three months ended
                                                                                  March 31
                                                                  ---------------------------------------
                                                                         2000                 1999
                                                                  -----------------      ----------------

 Revenues:
   Net premiums earned                                            $          10,014      $        10,512
   Net investment income                                                      2,952                2,873
   Net realized capital gains                                                 6,516                6,309
   Other                                                                        752                  867
                                                                  -----------------      ---------------
                                                                             20,234               20,561

 Losses and expenses:
   Losses and loss adjustment expenses                                       10,449                9,485
   Underwriting, acquisition and
     insurance expenses                                                       2,682                2,517
   Other operating expenses                                                   1,759                1,527
                                                                  -----------------      ---------------
                                                                             14,890               13,529
                                                                  -----------------      ---------------
   Income before income taxes                                                 5,344                7,032

   Income taxes - Note B                                                      1,849                2,463
                                                                  -----------------     ----------------

   Net income                                                      $          3,495     $          4,569
                                                                   ================     ================



   Income per common share                                         $          28.47     $          36.03
                                                                   ================     ================


   Income per common share -
      assuming dilution                                            $          25.53     $          32.45
                                                                   ================     ================



See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                                 Three months ended
                                                                                                      March 31
                                                                                      -------------------------------------------
                                                                                              2000                   1999
                                                                                      ------------------       ----------------
OPERATING ACTIVITIES
   Net income                                                                         $            3,495       $          4,569
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Increase in premiums receivable                                                            (21,740)               (29,136)
      Increase in unearned premiums                                                               29,411                 35,813
      Decrease in policyholder dividends                                                          (2,547)                     -
      Decrease in retrospective premiums                                                               -                 (8,543)
      Decrease in other liabilities                                                               (4,268)                  (157)
      Net realized capital gains                                                                  (6,516)                (6,309)
      Other changes, net                                                                          (1,321)                   (60)
                                                                                      ------------------       ----------------
                                                                                                  (3,486)                (3,823)


INVESTING ACTIVITIES
   Purchases of fixed maturity investments and
      equity securities                                                                          (26,234)               (59,619)
   Sales of fixed maturity investments and equity
      securities                                                                                  26,750                 69,461
   Maturities of fixed maturity investments                                                        2,550                      -
   Net purchase of short-term investments                                                         (1,115)                (5,146)
                                                                                      ------------------       ----------------
                                                                                                   1,951                  4,696


FINANCING ACTIVITIES
   Redemption of Class A Common Stock                                                               (234)                   (66)
                                                                                      ------------------       ----------------


Increase (decrease) in cash                                                                       (1,769)                   807
Cash at beginning of year                                                                          1,821                    647
                                                                                      ------------------       ----------------
CASH AT MARCH 31                                                                      $               52       $          1,454
                                                                                      ==================       ================



See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Midwest Medical Insurance Holding Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results that may occur for the full year. These interim financial statements should be read in conjunction with the 1999 consolidated financial statements and notes thereto included in Midwest Holding's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in the current year. All intercompany amounts have been eliminated.

NOTE B - INCOME TAXES

Midwest Holding calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The estimated annual effective tax rate used for the three-month periods ended March 31, 2000 and 1999 was 35%.

NOTE C - UNEARNED PREMIUMS and PREMIUMS RECEIVABLE

The majority of Midwest Medical Insurance Company's insurance policies expire at December 31 and renew on January 1 of each year. As a result, the majority of the unearned premium amount at March 31, 2000 represents nine months of unearned premium for every active policy renewed or newly written on January 1, 2000 with an expiration date of December 31, 2000. At December 31, 1999, most active 1999 policies expired and therefore had no unearned premium.

Of the total unearned premium balance of $12,797,000 at December 31, 1999, $6,905,000 is reserved to recognize Midwest Medical's obligation to provide reporting endorsement coverage without additional premium upon the death, disability or retirement of policyholders. That same amount is also included in the unearned premium balance at March 31, 2000 and represents the actuarially determined present value of future benefits to be provided less the present value of future revenues to be received.

The increase of $21,740,000 in premiums receivable from December 31, 1999 to March 31, 2000 is primarily due to the renewal of most active policies on January 1. The full year's premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly and each year's premium is nearly all collected during the year. The receivable balance remaining at the end of the year primarily relates to the small number of policies underwritten by Midwest Medical that have other than December 31 expiration dates.

NOTE D - POLICYHOLDER DIVIDENDS

In 1999, Midwest Medical instituted a policyholder dividend program that replaced the previous retrospective premium credit program for physicians.

To implement the policyholder dividend program, Midwest Medical issued participating policy endorsements to all active physician and clinic accounts during 1999 and will issue participating policy endorsements to all active hospital accounts during 2000. Participating policies represented 97% and 91% of total premiums in force and premium income at March 31, 2000 and December 31, 1999, respectively.

The 1999 physician and clinic policyholder dividends of $10,100,000 were awarded proportionately based on annual premiums for physician and clinic policyholders that were insured by Midwest Medical in 1995 and remain insured throughout 2000. The dividend will be paid to physician and clinic policyholders in four equal installments in February, May, August and November 2000.

The 1999 hospital policyholder dividends of $75,000 were awarded based on the number of years insured with Midwest Medical and will be paid within two months after the hospital policy renews in 2000.

NOTE E - SEGMENT INFORMATION

Midwest Holding is organized into five legal entity business segments. The segments are described under the "Background" section in Item 1 of the 1999 Annual Report on Form 10-K. The following financial information summarizes the results of operations and total assets reported by Midwest Holding's five business segments for the three months ended March 31, 2000 and 1999 (in thousands).



                                                              Three months ended March 31, 2000
                             ----------------------------------------------------------------------------------------------------
                                 Midwest         Midwest
                                 Holding         Medical     Services     Solutions    MedPower     Eliminations(1)  Consolidated
                             ----------------------------------------------------------------------------------------------------
Revenues:
   External customers         $        -      $   10,317     $   360     $      10     $     79     $         -     $   10,766
   Intersegment                    4,374               -           -             7            -          (4,381)             -
   Net investment income            (213)          2,903           5             2            6             249          2,952
   Other(2)                           84           6,432           -             -            -               -          6,516
                             ----------------------------------------------------------------------------------------------------
                                   4,245          19,652         365            19           85          (4,132)        20,234

Total expenses                     4,374          13,417         433           572          226          (4,132)        14,890
                             ---------------------------------------------------------------------------------------------------

Income (loss) before
   income taxes                     (129)          6,235         (68)         (553)        (141)              -          5,344
Income tax (benefit)                 (39)          2,146         (22)         (188)         (48)              -          1,849
                             ---------------------------------------------------------------------------------------------------
Net income (loss)            $       (90)     $    4,089     $   (46)    $    (365)    $    (93)    $         -     $    3,495
                             ===================================================================================================

Total assets                 $   164,131      $  336,582     $ 2,233     $   2,325     $  1,255     $  (161,747)    $  344,779
                             ===================================================================================================


(1) Intersegment eliminations for revenues and expenses are primarily for management, administrative and investment services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables for management fees and reclassifications between assets and liabilities primarily for taxes and reinsurance.

(2)  Other revenues consist primarily of net realized capital gains.



                                                                  Three months ended March 31, 1999
                                ----------------------------------------------------------------------------------------------------
                                  Midwest       Midwest
                                  Holding       Medical      Services      Solutions     MedPower    Eliminations(1)    Consolidated
                                ----------------------------------------------------------------------------------------------------
Revenues:
   External customers           $       -     $  10,937      $    346      $      -     $      92     $         -       $     11,375
   Intersegment                     4,032             -             -             -             -          (4,032)                 -
   Net investment income             (211)        2,823             3             8             5             245              2,873
   Other(2)                             4         6,309             -             -             -               -              6,313
                                ----------------------------------------------------------------------------------------------------
                                    3,825        20,069           349             8            97          (3,787)            20,561

Total expenses                      3,844        12,260           368           399           445          (3,787)            13,529
                                ----------------------------------------------------------------------------------------------------

Income (loss) before
   income taxes                       (19)        7,809           (19)         (391)         (348)              -              7,032
Income tax (benefit)                   (5)        2,733            (6)         (137)         (122)              -              2,463
                                ----------------------------------------------------------------------------------------------------
Net income (loss)               $     (14)    $   5,076      $    (13)     $   (254)    $    (226)    $         -       $      4,569
                                ====================================================================================================

Total assets                    $ 156,299     $ 319,017      $  1,512      $  2,363     $   1,668     $  (157,183)      $    323,676
                                ====================================================================================================



(1) Intersegment eliminations for revenues and expenses are primarily for management, administrative and investment services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables for management fees and reclassifications between assets and liabilities primarily for taxes and reinsurance.

(2)  Other revenues consist primarily of net realized capital gains.

NOTE F - COMPREHENSIVE INCOME

The components of Midwest Holding's comprehensive income are net income and changes in net unrealized appreciation of investments. Total comprehensive income was $4,496,000 and $1,887,000 for the three months ended March 31, 2000 and 1999, respectively.

NOTE G - EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for share and per share amounts):



                                                              Three months ended
                                                                  March 31
                                                       ----------------------------------
                                                              2000               1999
                                                       ----------------   ---------------
   Numerator for basic and dilutive earnings per
     share available to common shareholders            $          3,495   $         4,569
                                                       ================   ===============


   Denominator:
     Denominator for basic earnings
      per share--weighted average
      shares                                                    122,759           126,811

     Effect of dilutive securities:
       Unvested shares                                           14,121            13,991
                                                       ----------------   ---------------

   Denominator for dilutive
     earnings per share--adjusted
     weighted average shares and
     assumed conversions                                        136,880           140,802
                                                       ================  ================


   Basic earnings per share                            $          28.47  $          36.03
                                                       ================  ================


   Diluted earnings per share                          $          25.53  $          32.45
                                                       ================  ================



Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following analysis of the financial condition and results of operations of Midwest Holding and its wholly-owned subsidiaries, Midwest Medical, Midwest Medical Solutions, Inc., MedPower Information Resources, Inc., and MMIHC Insurance Services, Inc., should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this report. Midwest Holding and its subsidiaries are collectively referred to as Midwest Holding unless the reference pertains to a specific entity.

Capital Resources and Liquidity

The majority of Midwest Holding's assets, 82% at March 31, 2000 and 87% at December 31, 1999, are invested in investment-grade bonds, equities and short-term instruments. Under Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities", Midwest Holding's investments in debt and equity securities are classified as available for sale and therefore carried at fair value with unrealized gains and losses, net of applicable taxes, reflected as a separate component of equity. Other investments consist of equity interests in non-traded real estate investment trusts (REIT) that are also classified as available for sale and are recorded in the same manner using the most recent independent appraisal to determine fair value. Prior to receiving the initial appraisal in the first quarter of 2000, Midwest Holding had recorded the REIT at cost.

Cash flow from operations was negative during the first three months of 2000 and 1999, $(3,486,000) and $(3,823,000) respectively. The negative operating cash flow in the first three months of 2000 was primarily due to more policyholders paying premiums in advance of January 1, 2000 policy renewals and the first quarter payment of $2,547,000 in policyholder dividends. The negative operating cash flow in the first three months of 1999 was primarily due to the payment of $8,886,000 in retrospective premium credits. Midwest Holding believes that its cash, investments and internally generated funds will be sufficient to meet normal operating requirements.

Total equity, consisting of redeemable stock and other shareholders' equity, increased by $4,296,000 during the first three months of 2000. Equity increased from net income of $3,495,000, net unrealized appreciation in the fair value of investments, net of deferred taxes, of $1,000,000 and Class A stock issuances of $35,000. These increases were offset by Class A stock redemptions of $(234,000).

Results of Operations

Net premiums earned decreased $498,000 for the first three months of 2000 compared to the same period of 1999. An unfavorable premium adjustment on the 1995-1997 reinsurance contract drove $336,000 of the decrease. The adjustment resulted from unfavorable loss development on the 1996 accident year during the first quarter. Greater reinsurance costs on the current year also contributed to the decrease in net premiums earned. These added reinsurance costs resulted from policyholders purchasing higher limits and the new, reinsured fraud & abuse program provided to Midwest Medical policyholders. The fraud & abuse program covers legal expenses incurred by policyholders to defend against actions brought by the federal government for improper Medicare reimbursements. New business that generated approximately $264,000 of additional earned premium for the first three months of 2000 partially offset the above decreases.

Net capital gains of $6,516,000 were realized during the first three months of 2000. Most of these capital gains resulted from the sale of appreciated technology common stocks as the outside, domestic equity investment manager trimmed holdings in the technology sector in order to maintain appropriate portfolio diversification. Future levels of realized capital gains or losses are difficult to predict as investment managers purchase and sell securities in response to investment policy guidelines and changing market conditions.

Other revenues consist primarily of commission income from Services, finance charges on Midwest Medical premium billings and claim processing fees from MedPower. The $115,000 decrease for the first three months of 2000 over the same period of 1999 is primarily due to a decline in the number of Midwest Medical policyholder accounts that were subject to finance charges.

Losses and loss adjustment expenses increased $964,000 for the first three months of 2000 versus 1999. The increase in 2000 was due primarily to the unfavorable loss development on the 1996 accident year and an increase in unallocated loss adjustment expenses. The increase in unallocated loss adjustment expenses was expected due to the growth in Midwest Medical business in recent years. Although the effects of interim claim frequency and severity statistics are not actuarially analyzed, management does not expect the unfavorable loss development on the 1996 accident year to materially alter loss expectations for the remainder of the year.

Underwriting, acquisition and insurance expenses increased $165,000 for the first three months of 2000 compared to the same period in 1999. Staff additions and rent increases generated greater management fees from Midwest Holding. Premium taxes were also greater in 2000 due to a favorable premium tax adjustment of $131,000 recorded in the first quarter of 1999. These increases were offset partially by additional ceding commissions earned by Midwest Medical resulting from the increase in premiums ceded to the current year reinsurance contract on higher limit policies.

Other operating expenses increased $232,000 for the first three months of 2000 compared to the same period in 1999. Increases from staff additions, new main office rent and Solutions' project development costs were partially offset by efficiency gains from MedPower's new claim processing system.

As a result of the factors discussed above, Midwest Holding realized net income of $3,495,000 for the three months ended March 31, 2000 compared to net income of $4,569,000 for the same period of 1999. Basic net income per share decreased to $28.47 from $36.03 for the three months ended March 31, 2000 and 1999, respectively. Diluted net income per share decreased to $25.53 for the three months ended March 31, 2000 from the $32.45 per share reported a year ago.

Year 2000 Update

No significant Year 2000 problems have been encountered with respect to Midwest Holding's internal computer hardware and software, key business partners and vendors and insurance policy exposure. Midwest Holding's Year 2000 Task Force continues to monitor the potential for insurance policy exposure relative to Year 2000 issues.

As of the date of this report, no Year 2000 claims have been reported on policies issued by Midwest Medical. This, along with the overall success of businesses in dealing with Year 2000 issues, leads Midwest Holding to believe that it has little, if any, exposure to Year 2000 claims.

The potential does still exist, however, in a worst case scenario for claims to be made by Midwest Medical policyholders for Year 2000 failures they experience. In the event Year 2000 claims are made on policies written by Midwest Medical, Midwest Holding believes these claims will be without merit and will vigorously defend its position. Depending on whether such claims are deemed to have merit and to the extent these claims are awarded compensation, such claims could have a material adverse effect on Midwest Holding's business, financial condition and results of operations.

Readers are reminded that forward looking statements contained in this description of Midwest Holding's treatment of the Year 2000 issue should be read in conjunction with Midwest Holding's following disclosures under the heading "Cautionary Note Regarding Forward Looking Statements."

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, in addition to the factors discussed in this report, there are or will be other important factors that could cause actual results to differ materially from those indicated in such statements. These factors include but are not limited to:

1. the impact of changing market conditions on Midwest Holding's business strategy;
2. the effects of increased competition on pricing, coverage terms, retention of customers and ability to attract new customers;
3. greater severity or frequency of the types of losses insured by Midwest Medical;
4. faster or more adverse loss development experience than what Midwest Medical had based its underwriting, reserving, and investment practices;
5. developments in global financial markets which could adversely affect the performance of Midwest Holding's investment portfolio;
6. litigation, regulatory or tax developments which could adversely affect Midwest Holding's business;
7.   risks associated with the introduction of new products and services;
8.   dependence on key personnel; and
9.   the impact of mergers and acquisitions.

The facts set forth above should be considered in reviewing any forward-looking statement contained in this report. The important factors that could affect such forward-looking statements are subject to change, and Midwest Holding does not intend to update any forward-looking statement or the foregoing list of important factors. By this cautionary note, Midwest Holding intends to rely upon the safe harbor from liability with respect to forward-looking statements provided by Section 27A and Section 21E referred to above.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss that may occur when fluctuations in interest and foreign currency exchange rates and equity and commodity prices change the value of a financial instrument. Both derivative and nonderivative financial instruments have market risk. Midwest Holding is primarily exposed to interest rate risk on its investment in fixed maturities, equity price risk on its investment in equity securities, and foreign currency exchange rate risk on its investment in international equity securities.

No material changes have occurred in any of Midwest Holding's market risks since the year ended December 31, 1999.


Part II.     Other Information

Item 6. -    Exhibits and Reports on Form 8-K


             (a)   Exhibits

                   2A. Proxy Statement for a special meeting of the Company to be held on June 29, 2000. (Incorporated herein by reference to the Schedule 14A filed by the Company on April 26, 2000, SEC File No. 0-21230.)

                   2B. Offering Circular and all other exhibits to the Schedule TO filed by the Company on April 26, 2000, with respect to a tender offer commenced by the company on May 12, 2000. (Incorporated by reference to the Schedule TO filed by the Company on April 26, 2000, SEC File No. 0-21230.)

                   27.  Financial Data Schedule (electronic filing only)

             (b)   Reports on Form 8-K

                   None

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               Midwest Medical Insurance Holding Company
                               -----------------------------------------
                                             (Registrant)




Date May 15, 2000              /s/ David P. Bounk
     ---------------           -------------------------------------

                               David P. Bounk
                               President and Chief Executive Officer




Date May 15, 2000              /s/ Niles Cole
     ---------------           ----------------------------------

                               Niles Cole
                               Vice President and
                               Principal Financial Officer and
                               Principal Accounting Officer