Form 10-Q
period 2000-06-30
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 2000-08-14
CIK 894353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2000.
                               or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                 to
                               ----------------  ------------
Commission file number 0-21230
                       -------

              Midwest Medical Insurance Holding Company
--------------------------------------------------------
  (Exact name of registrant as specified in its charter)

      Minnesota                                     41-1625287
----------------------------------           ----------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

7650 Edinborough Way, Suite 400
Minneapolis, Minnesota                               55435-5978
-----------------------------------          ----------------------
(Address of principal executive offices)             (Zip Code)

                                 952-838-6700
---------------------------------------------
    (Registrant's telephone number, including area code)


                               Not applicable
---------------------------------------------
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
The number of shares outstanding of the issuer's classes of common stock, as of June 30, 2000:

Class A Common Stock, $.01 par value - 124,198 shares

Class B Common Stock, $1,000 par value - 1 share

Class C Common Stock, no par value - 0 shares

                                      INDEX

                    Midwest Medical Insurance Holding Company


 PART  I. FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

          Condensed consolidated balance sheets - June 30, 2000 and December 31, 1999

          Condensed consolidated statements of income - Three months ended June 30, 2000 and 1999; Six months ended June 30, 2000 and 1999

          Condensed consolidated statements of cash flows - Six months ended June 30, 2000 and 1999

          Notes to condensed consolidated financial statements - June 30, 2000

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk


 PART II. OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders

 Item 6.  Exhibits and Reports on Form 8-K


 SIGNATURES

Part I.  Financial Information
         Item 1.  - Financial Statements

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                June 30                 December 31
                                                                                  2000                      1999
                                                                          ---------------------     ---------------------
                                                                              (Unaudited)                 (Note A)


ASSETS
   Fixed maturities at fair value (cost:
       2000 $150,321; 1999 $159,464)                                      $            143,700      $            153,950
   Equity securities at fair value (cost:
       2000 $55,515; 1999 $46,216)                                                     110,297                   104,898
   Short-term investments                                                               18,426                     9,128
   Other investments                                                                    10,916                    10,000
                                                                          ---------------------     ---------------------
                                                                                       283,339                   277,976

   Cash                                                                                    653                     1,821
   Accrued investment income                                                             2,196                     2,317
   Premiums receivable - Note C                                                         18,968                     7,143
   Reinsurance recoverable on paid and unpaid losses                                    15,547                    19,285
   Amounts due from reinsurers                                                               -                     3,833
   Other assets                                                                          8,988                     7,801
                                                                          ---------------------     ---------------------
   Total assets                                                           $            329,691      $            320,176
                                                                          =====================     =====================


LIABILITIES, REDEEMABLE STOCK AND OTHER
   SHAREHOLDERS' EQUITY

LIABILITIES
   Unpaid losses and loss adjustment expenses                             $            113,802      $           $119,141
   Unearned premiums - Note C                                                           31,292                    12,797
   Policyholder dividends - Note D                                                       5,102                    10,175
   Deferred income taxes                                                                10,801                    12,201
   Amounts due reinsurers                                                                1,019                         -
   Other liabilities - Note C                                                            6,853                    10,259
                                                                          ---------------------     ---------------------
                                                                                       168,869                   164,573

REDEEMABLE STOCK
   Class A Common Stock; authorized 300,000 shares, issued and
     outstanding 124,198 shares in 2000 and 123,509 shares in 1999                       7,524                     7,802
   Class B Common Stock; authorized, issued and outstanding 1 share                          1                         1
                                                                          ---------------------     ---------------------
                                                                                         7,525                     7,803

OTHER SHAREHOLDERS' EQUITY
   Paid-in capital                                                                      12,789                    12,789
   Retained earnings                                                                   108,356                   100,095
   Accumulated other comprehensive income:
     Net unrealized appreciation of investments                                         32,152                    34,916
                                                                          ---------------------     ---------------------
                                                                                       153,297                   147,800
                                                                          ---------------------     ---------------------
   Total liabilities, redeemable stock and other shareholders' equity     $            329,691      $            320,176
                                                                          =====================     =====================


See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                                         Three months ended                         Six months ended
                                                              June 30                                   June 30
                                                     -------------------------------       -----------------------------------
                                                        2000                1999                  2000                1999
                                                     -----------     ---------------       ---------------     ---------------




Revenues:
  Net premiums earned                                $   11,072      $       10,275        $       21,085      $       20,786
  Net investment income                                   3,088               2,932                 6,041               5,806
  Net realized capital gains (losses)                      (185)               (242)                6,330               6,068
  Other                                                   2,522                 865                 3,274               1,732
                                                     -----------     ---------------       ---------------     ---------------
                                                         16,497              13,830                36,730              34,392


Losses and expenses:
  Losses and loss adjustment expenses                    10,194              10,462                20,643              19,948
  Underwriting, acquisition and insurance expenses        1,613               1,761                 4,294               4,278
  Other operating expenses                                1,598               1,591                 3,357               3,118
                                                     -----------     ---------------       ---------------     ---------------
                                                         13,405              13,814                28,294              27,344
                                                     -----------     ---------------       ---------------     ---------------
  Income before income tax expense (benefit)              3,092                  16                 8,436               7,048

  Income tax expense (benefit) -    Note B               (1,642)                  5                   208               2,468
                                                     -----------     ---------------       ---------------     ---------------
  Net income                                         $    4,734      $           11        $        8,228      $        4,580
                                                     ===========     ===============       ===============     ===============

  Income per common share                            $    38.34      $         0.09        $        66.81      $        36.21
                                                     ===========     ===============       ===============     ===============
  Income per common share - assuming dilution        $    34.17      $         0.08        $        59.72      $        32.53
                                                     ===========     ===============       ===============     ===============




 See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                       Six months ended
                                                                                                           June 30
                                                                                            ---------------------------------------
                                                                                                 2000                  1999
                                                                                            ----------------      ----------------

OPERATING ACTIVITIES
   Net income                                                                               $         8,228       $       4,580
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Increase in premiums receivable                                                               (11,825)            (18,578)
      (Decrease) increase in unpaid losses and loss adjustment expenses                              (5,339)              1,799
      Increase in unearned premiums                                                                  18,495              24,708
      Decrease in policyholder dividends                                                             (5,073)                  -
      Decrease in retrospective premiums                                                                  -              (8,543)
      Net realized capital gains                                                                     (6,330)             (6,068)
      Other changes, net                                                                              4,203              (1,782)
                                                                                            ---------------     ---------------
                                                                                                      2,359              (3,884)

INVESTING ACTIVITIES
   Purchases of fixed maturity investments and equity securities                                    (53,150)           (106,718)
   Sales of fixed maturity investments and equity securities                                         55,479             115,427
   Maturities and calls of fixed maturity investments                                                 3,755                   -
   Net purchase of short-term investments                                                            (9,298)             (4,844)
                                                                                            ---------------     ---------------
                                                                                                     (3,214)              3,865

FINANCING ACTIVITIES
   Redemption of Class A Common Stock                                                                  (313)               (504)
                                                                                            ---------------     ---------------

Increase (decrease) in cash                                                                          (1,168)               (523)
Cash at beginning of year                                                                             1,821                 647
                                                                                            ---------------     ---------------
CASH AT JUNE 30                                                                             $           653     $           124
                                                                                            ===============     ===============



See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(Unaudited)

 June 30, 2000

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

NOTE B - INCOME TAXES

Midwest Holding calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The estimated annual effective tax rate used for the three and six-month periods ended June 30, 2000 and 1999 was 35%. During the second quarter of 2000, Midwest Medical Insurance Company received $4,418,000 in federal tax refunds including interest resulting from the IRS examinations for the 1992 to 1996 tax years. The tax refunds totaling $2,715,000 were recorded as an income tax benefit while the $1,703,000 of interest was recorded to other revenues.

NOTE C - UNEARNED PREMIUMS, PREMIUMS RECEIVABLE and OTHER LIABILITIES

The majority of Midwest Medical's insurance policies expire at December 31 and renew on January 1 of each year. As a result, the majority of the unearned premium amount at June 30, 2000 represents six months of unearned premium for every active policy renewed or newly written on January 1, 2000 with an expiration date of December 31, 2000. At December 31, 1999, most active 1999 policies expired and therefore had no unearned premium.

NOTE C - UNEARNED PREMIUMS, PREMIUMS RECEIVABLE and OTHER LIABILITIES
(continued)

Of the total unearned premium balance of $12,797,000 at December 31, 1999, $6,905,000 is reserved to recognize Midwest Medical's obligation to provide reporting endorsement coverage without additional premium upon the death, disability or retirement of policyholders. That same amount is also included in the unearned premium balance at June 30, 2000 and represents the actuarially determined present value of future benefits to be provided less the present value of future revenues to be received.

The increase of $11,825,000 in premiums receivable from December 31, 1999 to June 30, 2000 is primarily due to the renewal of most active policies on January
1. The full year's premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly and each year's premium is nearly all collected during the year. The receivable balance remaining at the end of the year primarily relates to the small number of policies underwritten by Midwest Medical that have other than December 31 expiration dates.

Of the total other liabilities balance of $10,259,000 at December 31, 1999, $5,568,000 is for premium payments received from policyholders in advance of their January 1, 2000 policy renewal. No advance premium payments were recorded at June 30, 2000.

NOTE D - POLICYHOLDER DIVIDENDS

In 1999, Midwest Medical instituted a policyholder dividend program that replaced the previous retrospective premium credit program for physicians.

To implement the policyholder dividend program, Midwest Medical issued participating policy endorsements to all active physician and clinic accounts during 1999 and will issue participating policy endorsements to all active hospital accounts during 2000. Participating policies represented 96% and 91% of total premiums in force and premium income at June 30, 2000 and December 31, 1999, respectively.

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

NOTE E - SEGMENT INFORMATION

Midwest Holding is organized into five legal entity business segments. The segments are described under the "Background" section in Item 1 of the 1999 Annual Report on Form 10-K. The following financial information summarizes the results of operations and total assets reported by Midwest Holding's five business segments for the three and six-month periods ended June 30, 2000 and 1999 (in thousands).



                                                                      Three months ended June 30, 2000
                                        --------------------------------------------------------------------------------------------
                                       Midwest    Midwest
                                       Holding    Medical      Services       Solutions       MedPower Eliminations(1)  Consolidated
                                       ---------------------------------------------------------------------------------------------

Revenues:
   External customers                 $      -    $ 11,252     $  529         $   20         $    77      $       -       $ 11,878
   Intersegment                          4,004           -          -              3               -         (4,007)             -
   Net investment income                  (245)      3,041          1              3               3            285          3,088
   Other(2)                                 11       1,520          -              -               -              -          1,531
                                      ----------------------------------------------------------------------------------------------
                                         3,770      15,813        530             26              80         (3,722)        16,497

Total expenses                           3,875      12,062        463            517             210         (3,722)        13,405
                                      ----------------------------------------------------------------------------------------------

Income (loss) before income taxes         (105)      3,751         67           (491)           (130)             -          3,092

Income tax expense (benefit)               (33)     (1,420)        22           (167)            (44)             -         (1,642)
                                      ----------------------------------------------------------------------------------------------
Net income (loss)                     $    (72)   $  5,171     $   45         $ (324)        $   (86)     $       -       $  4,734
                                      ==============================================================================================

Total assets                          $165,430    $323,494     $2,258         $2,557         $ 1,315      $(165,363)      $329,691
                                      ==============================================================================================



(1) Intersegment eliminations for revenues and expenses are primarily for management, administrative and investment services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables for management fees and reclassifications between assets and liabilities primarily for taxes.

(2) Other revenues consist primarily of net realized capital gains and interest received on federal income tax refunds.



                                                                      Three months ended June 30, 1999
                                       ---------------------------------------------------------------------------------------------
                                       Midwest    Midwest
                                       Holding    Medical      Services       Solutions    MedPower Eliminations(1)  Consolidated
                                       ---------------------------------------------------------------------------------------------
Revenues:
   External customers                  $      -   $ 10,532    $   492         $    -        $   116  $       -        $ 11,140
   Intersegment                           4,028          -          -              -              7     (4,035)              -
   Net investment income                   (209)     2,887          6              4              4        240           2,932
   Other(2)                                  19       (261)         -              -              -          -            (242)
                                       ---------------------------------------------------------------------------------------------
                                          3,838     13,158        498              4            127     (3,795)         13,830

Total expenses                            3,840     12,483        409            410            467     (3,795)         13,814
                                       ---------------------------------------------------------------------------------------------
Income (loss) before income taxes            (2)       675         89           (406)          (340)         -              16
Income tax expense (benefit)                 (1)       236         31           (142)          (119)         -               5
                                       ---------------------------------------------------------------------------------------------

Net income (loss)                      $     (1)  $    439    $    58         $ (264)       $  (221) $       -        $     11
                                       =============================================================================================

Total assets                           $155,635   $306,752    $ 1,593         $2,428        $ 1,728  $(156,595)       $311,541
                                       =============================================================================================


(1) Intersegment eliminations for revenues and expenses are primarily for management, administrative and investment services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables for management fees and reclassifications between assets and liabilities primarily for taxes.

(2)      Other revenues consist primarily of net realized capital gains.


                                                                      Six  months ended June 30, 2000
                                       ---------------------------------------------------------------------------------------------
                                       Midwest      Midwest
                                       Holding      Medical      Services   Solutions    MedPower   Eliminations(1)  Consolidated
                                       ---------------------------------------------------------------------------------------------
Revenues:
   External customers                  $      -     $ 21,569     $   889    $    30       $  156    $       -         $ 22,644
   Intersegment                           8,378            -           -         10            -       (8,388)               -
   Net investment income                   (458)       5,944           6          5            9          535            6,041
   Other(2)                                  94        7,951           -          -            -            -            8,045
                                       ---------------------------------------------------------------------------------------------
                                          8,014       35,464         895         45          165       (7,853)          36,730

Total expenses                            8,248       25,478         896      1,089          436       (7,853)          28,294
                                       ---------------------------------------------------------------------------------------------

Income (loss) before income taxes          (234)       9,986          (1)    (1,044)        (271)           -            8,436

Income tax expense (benefit)                (72)         727           -       (355)         (92)           -              208
                                       ---------------------------------------------------------------------------------------------
Net income (loss)                      $   (162)    $  9,259     $    (1)   $  (689)      $ (179)   $       -         $  8,228
                                       =============================================================================================

Total assets                           $165,430     $323,494     $ 2,258    $ 2,557       $1,315    $(165,363)        $329,691
                                       =============================================================================================


(1) Intersegment eliminations for revenues and expenses are primarily for management, administrative and investment services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables for management fees and reclassifications between assets and liabilities primarily for taxes.

(2) Other revenues consist primarily of net realized capital gains and interest received on federal income tax refunds.


                                                                       Six months ended June 30, 1999
                                       ---------------------------------------------------------------------------------------------
                                       Midwest      Midwest
                                       Holding      Medical     Services   Solutions    MedPower   Eliminations(1)  Consolidated
                                       ---------------------------------------------------------------------------------------------
Revenues:
   External customers                  $      -     $ 21,469    $  838     $    -       $  208     $      -            $ 22,515
   Intersegment                           8,060            -         -          -            7       (8,067)                  -
   Net investment income                   (420)       5,710         9         12            9          486               5,806
   Other(2)                                  23        6,048         -          -            -            -               6,071
                                       ---------------------------------------------------------------------------------------------
                                          7,663       33,227       847         12          224       (7,581)             34,392

Total expenses                            7,684       24,743       777        809          912       (7,581)             27,344
                                       ---------------------------------------------------------------------------------------------


Income (loss) before income taxes           (21)       8,484        70       (797)        (688)            -              7,048

Income tax expense (benefit)                 (6)       2,969        25       (279)        (241)            -              2,468
                                       ---------------------------------------------------------------------------------------------
Net income (loss)                      $    (15)    $  5,515    $   45     $ (518)      $ (447)    $       -           $  4,580
                                       =============================================================================================

Total assets                           $155,635     $306,752    $1,593     $2,428       $1,728     $(156,595)          $311,541
                                       =============================================================================================


(1) Intersegment eliminations for revenues and expenses are primarily for management, administrative and investment services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables for management fees and reclassifications between assets and liabilities primarily for taxes.

(2)      Other revenues consist primarily of net realized capital gains.

NOTE F - COMPREHENSIVE INCOME

The components of Midwest Holding's comprehensive income are net income and changes in net unrealized appreciation of investments. Total comprehensive income was $969,000 and $5,464,000 for the three and six-months ended June 30, 2000 and $(640,000) and $1,248,000 for the three and six-months ended June 30, 1999.

NOTE G - EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

                                                                        Three Months Ended                  Six Months Ended
                                                                             June 30                           June 30
                                                                -------------------------------      -------------------------
                                                                     2000               1999               2000        1999
                                                                ----------------  -------------      ------------  -----------

Numerator for basic and dilutive earnings per share
    available to common shareholders                            $   4,734         $       11         $    8,228    $   4,580
                                                                ================  =============      ============  ===========
Denominator:
    Denominator for basic earnings per share--weighted
      average shares                                              123,457            126,505            123,161      126,484

    Effect of dilutive securities:
      Unvested shares                                              15,102             14,662             14,623       14,293
                                                                ----------------  -------------     -------------  -----------
Denominator for dilutive earnings per share--adjusted
      weighted average shares and assumed conversions             138,559            141,127            137,785      140,777
                                                                ================  =============     =============  ===========

Basic earnings per share                                        $   38.34         $     0.09        $     66.81    $   36.21
                                                                ================  =============     =============  ===========

Diluted earnings per share                                      $   34.17         $     0.08        $     59.72    $   32.53
                                                                ================  =============     =============  ===========


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following analysis of the financial condition and results of operations of Midwest Holding and its wholly-owned subsidiaries, Midwest Medical, MMIHC Insurance Services, Inc., Midwest Medical Solutions, Inc., and MedPower Information Resources, Inc. should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this report. Midwest Holding and its subsidiaries are collectively referred to as Midwest Holding unless the reference pertains to a specific entity.

Capital Resources and Liquidity

The majority of Midwest Holding's assets, 86% at June 30, 2000 and 87% at December 31, 1999, are invested in investment-grade bonds, equities and short-term instruments. Midwest Holding's investments in debt and equity securities are classified as available for sale and are therefore carried at fair value with unrealized gains and losses, net of applicable taxes, reflected as a separate component of equity. Other investments consist of equity interests in non-traded real estate investment trusts (REIT) that are also classified as available for sale and are recorded at the fair value determined by the most recent independent appraisal. Prior to receiving the initial appraisal in the first quarter of 2000, Midwest Holding had recorded the REIT at cost.

Operations generated $2,359,000 of positive cash flow during the first six months of 2000 compared to $(3,884,000) of negative cash flow for the same period of 1999. During the second quarter of 2000, reinsurers paid $5,208,000 to Midwest Medical for favorable experience adjustments on the 1992-1994 and 1995-1997 reinsurance contracts. Federal tax refunds including interest of $4,418,000 also contributed to the positive operating cash flow. These positive cash flows were partially offset by $5,073,000 of policyholder dividend payments made in the first six months of 2000. The negative operating cash flow in the first six months of 1999 was primarily due to the payment of $8,886,000 in retrospective premium credits. Midwest Holding believes that its cash, investments and internally generated funds will be sufficient to meet normal operating requirements.

Total equity, consisting of redeemable stock and other shareholders' equity, increased by $5,219,000 during the first six months of 2000. Equity increased from net income of $8,228,000 and Class A stock issuances of $65,000. These increases were offset by net unrealized losses in the fair value of investments, net of deferred taxes, of $(2,764,000) and Class A stock redemptions of $(313,000).

Results of Operations

Net premiums earned increased $299,000 for the first six months of 2000 compared to the same period of 1999. Second quarter favorable experience adjustments on the 1992-1994 and 1995-1997 reinsurance contracts of $466,000 and $709,000, respectively, more than offset the $336,000 unfavorable experience adjustment recorded in the first quarter. New business generating approximately $762,000 of additional earned premium also contributed to the increase. Greater reinsurance costs on the current year partially offset the above increases in net premiums earned. These added reinsurance costs resulted from policyholders purchasing higher limits and the new, reinsured fraud & abuse program provided free of charge to Midwest Medical policyholders up to a $10,000 limit per policy.

Net capital gains of $6,330,000 were realized during the first six months of 2000. Most of these capital gains resulted from the sale of appreciated technology common stocks in the first quarter as the outside, domestic equity investment manager trimmed holdings in the technology sector in order to maintain appropriate portfolio diversification. Future levels of realized capital gains or losses are difficult to predict as investment managers purchase and sell securities in response to investment policy guidelines and changing market conditions.

Other revenues increased $1,542,000 for the first six months of 2000 compared to the same period of 1999. Interest on federal tax refunds recorded in the second quarter primarily caused the increase. This was partially offset by a decrease in finance charges on premium billings to Midwest Medical policyholders.

Losses and loss adjustment expenses increased $695,000 for the first six months of 2000 versus 1999. The increase in 2000 is largely in response to the growth in Midwest Medical business and the corresponding exposure in recent years. The 1996 accident year experienced favorable loss development in the second quarter reversing the majority of the unfavorable loss development recorded in the first quarter. Although the effects of interim claim frequency and severity statistics are not actuarially analyzed, nothing came to management's attention during the first six months of 2000 that would materially alter loss expectations for the remainder of the year.

Underwriting, acquisition and insurance expenses increased $16,000 for the first six months of 2000 compared to the same period in 1999. Additional ceding commissions earned by Midwest Medical on the current year reinsurance contract nearly offset expense increases from staff additions and office rent.

Other operating expenses increased $239,000 for the first six months of 2000 compared to the same period in 1999. Increases from staff additions, new main office rent and Solutions' project development costs were partially offset by efficiency gains from the new MedPower claim processing system.

Income tax expense declined to $208,000 for the six months ending June 30, 2000 from $2,468,000 for the same period in 1999. The decline was due to the income tax benefit recorded in the second quarter of 2000 for federal tax refunds received on the 1992 to 1996 tax years. Excluding these federal tax refunds, the effective tax rate was approximately 35% for both six-month periods ending June 30, 2000 and 1999.

As a result of the factors discussed above, Midwest Holding realized net income of $8,228,000 for the six months ended June 30, 2000 compared to net income of $4,580,000 for the same period of 1999. Basic net income per share increased to $66.81 from $36.21 for the six months ended June 30, 2000 and 1999, respectively. Diluted net income per share increased to $59.72 for the six months ended June 30, 2000 from the $32.53 per share reported a year ago.

Year 2000 Update

No significant Year 2000 problems have been encountered with respect to Midwest Holding's internal computer hardware and software, key business partners and vendors, and insurance policy exposure.

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

Part II.  Other Information

Item 4. - Submission of Matters to a Vote of Security Holders

          (a) A special meeting of the class A shareholders of Midwest Holding was held on Thursday, June 29, 2000.

          (c) The special meeting of June 29, 2000 considered the adoption of a new Article 4.c to the Articles of Incorporation of Midwest Holding. Under the new Article 4.c, the Board of Directors is authorized to establish one or more additional series and classes of common or preferred stock, setting forth the designation of each such series or class, and fixing the relative rights and preferences of each such series or class. Class A shareholders of Midwest Holding approved the adoption of
                Article 4.c by the following vote:


                        Yes                          1,747
                        No                              12
                        Abstain                         15
                                                ------------
                        Total                        1,774
                                                ============

Item 6. - Exhibits and Reports on Form 8-K


          (a)   Exhibits

                2A. Proxy Statement for a special meeting of Midwest Holding to be held on June 29, 2000. (Incorporated herein by reference to the Schedule 14A filed by Midwest Holding on April 26, 2000, SEC File No. 0-21230.)

                2B. Offering Circular and all other exhibits to the Schedule
                    TO filed by Midwest Holding on April 26, 2000, with respect to a tender offer commenced by Midwest Holding on May 12, 2000, as amended. (Incorporated by reference to the Schedule TO filed by Midwest Holding on April 26, 2000, SEC File No. 0-21230.)

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




                                       Midwest Medical Insurance Holding Company
                                       -----------------------------------------
                                                     (Registrant)





Date August 14, 2000                   /s/ David P. Bounk
     ---------------------             -----------------------------------------
                                       David P. Bounk
                                       President and Chief Executive Officer




Date August 14, 2000                   /s/ Niles Cole
     ---------------------             -----------------------------------------

                                       Niles Cole
                                       Vice President and
                                       Principal Financial Officer and
                                       Principal Accounting Officer