Form 10-Q
period 2000-09-30
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 2000-11-14
CIK 894353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2000.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                 to
                               ---------------    --------------

Commission file number 0-21230
                       -------

              Midwest Medical Insurance Holding Company
---------------------------------------------------------------------
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

                                952-838-6700
--------------------------------------------------------------------
    (Registrant's telephone number, including area code)


                               Not applicable
--------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's classes of common stock as of September 30, 2000:

Class A Common Stock, $.01 par value - 6,898 shares

Class B Common Stock, $1,000 par value - 1 share

Class C Common Stock, no par value - 7,009 shares

                                      INDEX

                    Midwest Medical Insurance Holding Company


PART  I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - September 30, 2000 and December 31, 1999

         Condensed consolidated statements of income - Three months ended September 30, 2000 and 1999; Nine months ended September 30, 2000 and 1999

         Condensed consolidated statements of cash flows - Nine months ended September 30, 2000 and 1999

         Notes to condensed consolidated financial statements -
         September 30, 2000

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

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Part I.  Financial Information
         Item 1.  - Financial Statements

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                       September 30              December 31
                                                                           2000                      1999
                                                                   ---------------------     ---------------------
                                                                       (Unaudited)                 (Note A)
ASSETS
   Fixed maturities at fair value (cost:
       2000 $151,437; 1999 $159,464)                               $            146,094      $            153,950
   Equity securities at fair value (cost:
       2000 $56,423; 1999 $46,216)                                              102,008                   104,898
   Short-term investments                                                        20,313                     9,128
   Other investments                                                             10,915                    10,000
                                                                   ---------------------     ---------------------
                                                                                279,330                   277,976

   Cash                                                                              30                     1,821
   Accrued investment income                                                      2,140                     2,317
   Premiums receivable - Note D                                                  12,070                     7,143
   Reinsurance recoverable on paid and unpaid losses                             15,417                    19,285
   Amounts due from reinsurers                                                        -                     3,833
   Other assets                                                                   9,027                     7,801
                                                                   ---------------------     ---------------------
   Total assets                                                    $            318,014      $            320,176
                                                                   =====================     =====================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Unpaid losses and loss adjustment expenses                      $            117,240      $           $119,141
   Unearned premiums - Note D                                                    22,444                    12,797
   Policyholder dividends - Note E                                               10,564                    10,175
   Deferred income taxes                                                          9,147                    12,201
   Amounts due reinsurers                                                         1,760                         -
   Other liabilities - Note D                                                     5,719                     9,893
   Class A common stock redemptions payable - Note B                              6,917                       366
   Class A redeemable common stock - Note B                                         455                     7,802
                                                                   ---------------------     ---------------------
                                                                                174,246                   172,375

SHAREHOLDERS' EQUITY
   Class B Common Stock; authorized, issued and
     outstanding 1 share - Note B                                                     1                         1
   Class C Common Stock; authorized 300,000 shares,
     issued and outstanding 7,009 shares in 2000
     and 0 shares in 1999 - Note B                                                    -                         -
   Paid-in capital                                                               12,789                    12,789
   Retained earnings                                                            103,902                   100,095
   Accumulated other comprehensive income:
     Net unrealized appreciation of investments                                  27,076                    34,916
                                                                   ---------------------     ---------------------
                                                                                143,768                   147,801
                                                                   ---------------------     ---------------------

   Total liabilities and shareholders' equity                      $            318,014      $            320,176
                                                                   =====================     =====================


See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)



                                                                      Three months ended                     Nine months ended
                                                                         September 30                           September 30
                                                                 ----------------------------            ---------------------------
                                                                   2000                1999                2000                1999
                                                                 --------            --------            --------            -------
Revenues:
  Net premiums earned                                            $ 11,025            $ 14,576            $ 32,110            $35,363
  Net investment income                                             3,056               3,047               9,097              8,853
  Net realized capital gains                                        3,778               1,649              10,108              7,716
  Other                                                               675                 495               3,949              2,227
                                                                 --------            --------            --------            -------
                                                                   18,534              19,767              55,264             54,159

Losses and expenses:
  Losses and loss adjustment expenses                              10,190               9,717              30,833             29,664
  Policyholder dividends - Note E                                   8,000              10,100               8,000             10,100
  Underwriting, acquisition and
    insurance expenses                                              1,630               1,847               5,924              6,126
  Other operating expenses                                          2,547               1,435               5,904              4,553
                                                                 --------            --------            --------            -------
                                                                   22,367              23,099              50,661             50,443

                                                                 --------            --------            --------            -------
  Income (loss) before income tax
    expense (benefit)                                              (3,833)             (3,332)              4,603              3,716

  Income tax expense (benefit) -
    Note C                                                           (274)             (1,109)                (66)             1,360
                                                                 --------            --------            --------            -------
  Net income (loss)                                              $ (3,559)           $ (2,223)           $  4,669            $ 2,356
                                                                 ========            ========            ========            =======


See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                     Nine months ended
                                                                                        September 30
                                                                            -----------------------------------
                                                                               2000                     1999
                                                                            ---------                ----------
OPERATING ACTIVITIES
   Net income                                                               $  4,669                 $   2,356
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Increase in premiums receivable                                         (4,927)                  (11,566)
      (Increase) decrease in reinsurance recoverable
         on paid and unpaid losses                                             3,868                      (161)
      Decrease in amounts due from reinsurers                                  3,833                       399
      Increase in unearned premiums                                            9,647                    14,511
      Increase in policyholder dividends                                         389                    10,100
      Decrease in retrospective premiums                                          --                    (8,543)
      Decrease in other liabilities                                           (4,174)                   (1,218)
      Net realized capital gains                                             (10,108)                   (7,716)
      Other changes, net                                                       1,016                      (166)
                                                                            --------                 ---------
                                                                               4,213                    (2,004)

INVESTING ACTIVITIES
   Purchases of fixed maturity investments and
      equity securities                                                      (80,295)                 (129,200)
   Sales of fixed maturity investments and equity
      securities                                                              83,914                   135,249
   Maturities and calls of fixed maturity investments                          4,184                     2,000
   Net purchase of short-term investments                                    (11,184)                   (5,488)
                                                                            --------                 ---------
                                                                              (3,381)                    2,561

FINANCING ACTIVITIES
   Increase in Class A stock redemptions payable                               6,551                       457
   Redemption of Class A Common Stock                                         (9,174)                     (904)
                                                                            --------                 ---------
                                                                              (2,623)                     (447)
                                                                            --------                 ---------

Increase (decrease) in cash                                                   (1,791)                      110
Cash at beginning of year                                                      1,821                       647
                                                                            --------                 ---------
CASH AT SEPTEMBER 30                                                        $     30                 $     757
                                                                            ========                 =========




See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2000


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

NOTE B - CAPITAL STRUCTURE

Midwest Holding is in the process of redeeming all Class A shares according to the terms of the tender offer as filed with the Securities and Exchange Commission (see Item 6(a). Exhibit 2B. of this report). As of September 30, 2000, shareholders owning over 95% of the Class A shares had accepted the tender offer. Upon accepting the tender offer, all of the shareholder's Class A shares are exchanged for $66.00 for each Class A share owned, plus one Class C share. Thus, of the 300,000 authorized Class A shares, only 6,898 Class A shares were issued and outstanding as of September 30, 2000 compared to 123,509 shares as of December 31, 1999. Like the Class A shares, Class C shares are not publicly or privately traded. Class C shareholders, however, do not accrue additional shares and the Class C shares have no redemption value. Class C shares are returned to Midwest Holding upon termination of the shareholder's insurance coverage with Midwest Medical.

As a result of the above, Midwest Holding has recorded a Class A common stock redemptions payable to shareholders who have accepted the tender offer. Payments to shareholders are being processed as soon as administratively feasible and are anticipated to be substantially completed by the end of the year. The remaining Class A shareholders who have yet to tender their shares are classified as redeemable common stock under the liabilities section of the balance sheet. Midwest Holding anticipates that these shareholders will eventually tender their shares. The one Class B share and the Class C shares are recorded as components of shareholders' equity.

NOTE C - INCOME TAXES

Midwest Holding calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The estimated annual effective tax rate used for the three and nine-month periods ended September 30, 2000 and 1999 was approximately 35%. During the second quarter of 2000, Midwest Medical Insurance Company received $4,418,000 in federal tax refunds including interest resulting from the IRS examinations for the 1992 to 1996 tax years. The tax refunds totaling $2,715,000 were recorded as an income tax benefit while the $1,703,000 of interest was recorded to other revenues. During the third quarter of 2000, Midwest Medical revised the estimated tax rate used to calculate the deferred tax on non-investment assets and liabilities. The estimated tax rate was lowered to 34% from 39.46% to eliminate the state income tax component. Due to Midwest Medical's increase in premium volume in recent years, state premium tax credits nearly offset state income taxes. The revision resulted in Midwest Medical recording an additional $1,050,000 of deferred tax expense in the third quarter.

NOTE D - UNEARNED PREMIUMS, PREMIUMS RECEIVABLE and OTHER LIABILITIES

The majority of Midwest Medical's insurance policies expire at December 31 and renew on January 1 of each year. As a result, the majority of the unearned premium amount at September 30, 2000 represents three months of unearned premium for every active policy renewed or newly written on January 1, 2000 with an expiration date of December 31, 2000. At December 31, 1999, most active 1999 policies expired and therefore had no unearned premium.

Of the total unearned premium balance of $12,797,000 at December 31, 1999, $6,905,000 is reserved to recognize Midwest Medical's obligation to provide reporting endorsement coverage without additional premium upon the death, disability or retirement of policyholders. That same amount is also included in the unearned premium balance at September 30, 2000 and represents the actuarially determined present value of future benefits to be provided less the present value of future revenues to be received.

The increase of $4,927,000 in premiums receivable from December 31, 1999 to September 30, 2000 is primarily due to the renewal of most active policies on January 1. The full year's premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly and each year's premium is nearly all collected during the year. The receivable balance remaining at the end of the year primarily relates to the small number of policies underwritten by Midwest Medical that have other than December 31 expiration dates.

Of the total other liabilities balance of $9,893,000 at December 31, 1999, $5,568,000 is for premium payments received from policyholders in advance of their January 1, 2000 policy renewal. No advance premium payments were recorded at September 30, 2000.

NOTE E - POLICYHOLDER DIVIDENDS

In 1999, Midwest Medical instituted a policyholder dividend program that replaced the previous retrospective premium credit program for physicians.

To implement the policyholder dividend program, Midwest Medical issued participating policy endorsements to all active physician and clinic accounts during 1999 and will issue participating policy endorsements to all active hospital accounts during 2000. Participating policies represented 96% and 91% of total premiums in force and premium income at September 30, 2000 and December 31, 1999, respectively.

During the third quarter of 2000, Midwest Medical's Board of Directors declared an $8,000,000 dividend to be paid to physician and clinic policyholders in 2001. The dividends will be awarded proportionately based on annual premiums for physician and clinic policyholders that were insured by Midwest Medical in 1996 and remain insured throughout 2001. The dividend will be paid to physician and clinic policyholders in four equal installments in February, May, August and November 2001.

NOTE F - SEGMENT INFORMATION

Midwest Holding is organized into five legal entity business segments. The segments are described under the "Background" section in Item 1 of the 1999 Annual Report on Form 10-K. The following financial information summarizes the results of operations and total assets reported by Midwest Holding's five business segments for the three and nine-month periods ended September 30, 2000 and 1999 (in thousands).

                                                           Three months ended September 30, 2000
                         ----------------------------------------------------------------------------------------------------------
                              Midwest        Midwest
                              Holding        Medical    Services     Solutions       MedPower    Eliminations(1)       Consolidated
                         ----------------------------------------------------------------------------------------------------------
Revenues:
   External customers      $      -        $ 11,129     $   382      $   111         $    76        $        -         $    11,698
   Intersegment               3,983               -           -            2               -           (3,985)                   -
   Net investment income      (230)           2,998           1            8              10               269               3,056
   Other(2)                      38           3,742           -            -               -                 -               3,780
                         ----------------------------------------------------------------------------------------------------------
                              3,791          17,869         383          121              86           (3,716)              18,534

Total expenses                4,865          20,083         441          501             193           (3,716)              22,367
                         ----------------------------------------------------------------------------------------------------------

Income (loss) before
   income taxes             (1,074)         (2,214)        (58)        (380)           (107)                 -             (3,833)
Income tax expense
   (benefit)                  (365)             275        (18)        (129)            (37)                 -               (274)
                         ----------------------------------------------------------------------------------------------------------
Net income (loss)          $  (709)        $(2,489)      $ (40)       $(251)          $ (70)        $        -         $   (3,559)
                         ==========================================================================================================

Total assets               $155,606        $311,580      $2,214       $2,242          $1,246        $(154,874)         $   318,014
                         =========================================================================================================

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

                                                            Three months ended September 30, 1999
                           --------------------------------------------------------------------------------------------------------
                                Midwest      Midwest
                                Holding      Medical      Services     Solutions       MedPower    Eliminations(1)     Consolidated
                           --------------------------------------------------------------------------------------------------------
Revenues:
   External customers        $      --     $  14,589      $   372      $    --          $   108      $      --          $  15,069
   Intersegment                  4,395            --           --           --                5         (4,400)                --
   Net investment income          (203)        3,004            6            3                2            235              3,047
   Other(2)                         31         1,620           --           --               --             --              1,651
                           --------------------------------------------------------------------------------------------------------
                                 4,223        19,213          378            3              115         (4,165)            19,767

Total expenses                   4,218        21,958          394          287              407         (4,165)            23,099
                           --------------------------------------------------------------------------------------------------------

Income (loss) before
   income taxes                      5        (2,745)         (16)        (284)            (292)            --             (3,332)
Income tax expense
   (benefit)                        30          (953)          (6)         (88)             (92)            --             (1,109)
                           --------------------------------------------------------------------------------------------------------
Net income (loss)            $     (25)    $  (1,792)     $   (10)     $  (196)         $  (200)     $      --          $  (2,223)
                           ========================================================================================================

Total assets                 $ 150,656     $ 295,358      $ 1,577      $ 1,985          $ 1,439      $(148,234)         $ 302,781
                           ========================================================================================================



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

                                              Nine months ended September 30, 2000
                            -------------------------------------------------------------------------------------------------------
                               Midwest       Midwest
                               Holding       Medical      Services        Solutions     MedPower   Eliminations(1)     Consolidated
                            -------------------------------------------------------------------------------------------------------
Revenues:
   External customers        $      --     $  32,698      $ 1,271          $   141      $   232      $      --          $  34,342
   Intersegment                 12,361            --           --               12           --        (12,373)                --
   Net investment income          (688)        8,942            7               13           19            804              9,097
   Other(2)                        132        11,693           --               --           --             --             11,825
                            -------------------------------------------------------------------------------------------------------
                                11,805        53,333        1,278              166          251        (11,569)            55,264

Total expenses                  13,113        45,561        1,337            1,590          629        (11,569)            50,661
                            -------------------------------------------------------------------------------------------------------

Income (loss) before
   income taxes                 (1,308)        7,772          (59)          (1,424)        (378)            --              4,603
Income tax expense
   (benefit)                      (437)        1,002          (18)            (484)        (129)            --                (66)
                            -------------------------------------------------------------------------------------------------------

Net income (loss)            $    (871)    $   6,770      $   (41)         $  (940)     $  (249)     $      --          $   4,669
                            =======================================================================================================

Total assets                 $ 155,606     $ 311,580      $ 2,214          $ 2,242      $ 1,246      $(154,874)         $ 318,014
                            =======================================================================================================


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


                                                                  Nine months ended September 30, 1999
                                   -----------------------------------------------------------------------------------------------
                                          Midwest     Midwest
                                          Holding     Medical   Services   Solutions    MedPower    Eliminations(1)  Consolidated
                                   -----------------------------------------------------------------------------------------------
Revenues:
   External customers                  $      --     $ 36,058    $1,210     $    --     $   316     $      --         $ 37,584
   Intersegment                           12,455           --        --          --          12       (12,467)              --
   Net investment income                    (623)       8,714        15          15          11           721            8,853
   Other(2)                                   54        7,668        --          --          --            --            7,722
                                   -----------------------------------------------------------------------------------------------
                                          11,886       52,440     1,225          15         339       (11,746)          54,159

Total expenses                            11,902       46,701     1,171       1,096       1,319       (11,746)          50,443
                                   -----------------------------------------------------------------------------------------------

Income (loss) before
   income taxes                              (16)       5,739        54      (1,081)       (980)           --            3,716
Income tax expense
   (benefit)                                  25        2,016        19        (367)       (333)           --            1,360
                                   -----------------------------------------------------------------------------------------------
Net income (loss)                      $     (41)    $  3,723    $   35     $  (714)    $  (647)    $      --         $  2,356
                                   ===============================================================================================

Total assets                           $ 150,656     $295,358    $1,577     $ 1,985     $ 1,439     $(148,234)        $302,781
                                   ===============================================================================================


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

NOTE G - COMPREHENSIVE INCOME

The components of Midwest Holding's comprehensive income are net income and changes in net unrealized appreciation of investments. Total comprehensive income was $(8,635,000) and $(3,171,000) for the three and nine-months ended September 30, 2000 and $(5,912,000) and $(4,664,000) for the three and nine-months ended September 30, 1999.

NOTE H - DISCONTINUANCE OF EARNINGS PER SHARE DATA

In the event of a liquidation, sale or similar transaction, Class C shareholders would participate according to a formula not based upon the number of Class C shares owned (refer to the Offering Circular filing per Item 6(a). Exhibit 2B.). This, along with the other unique characteristics of Class C shares as described in Note B, results in a distorted earnings per share that does not reflect the income available to Class C common shareholders. Consequently, Midwest Holding has discontinued the disclosure of earnings per share data to avoid misleading readers of its financial statements.

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

Capital Resources and Liquidity

The majority of Midwest Holding's assets, 88% at September 30, 2000 and 87% at December 31, 1999, are invested in investment-grade bonds, equities and short-term instruments. Midwest Holding's investments in debt and equity securities are classified as available for sale and are therefore carried at fair value with unrealized gains and losses, net of applicable taxes, reflected as a separate component of shareholders' equity. Other investments consist of equity interests in non-traded real estate investment trusts (REIT) that are also classified as available for sale and are recorded at the fair value determined by the most recent independent appraisal. Prior to receiving the initial appraisal in the first quarter of 2000, Midwest Holding had recorded the REIT at cost.

Operations generated $4,213,000 of positive cash flow during the first nine months of 2000 compared to $(2,004,000) of negative cash flow for the same period of 1999. During the first nine months of 2000, reinsurers paid $5,408,000 to Midwest Medical for favorable experience adjustments on the 1992-1994 and 1995-1997 reinsurance contracts. Federal tax refunds of $4,418,000 including interest also contributed to the positive operating cash flow. These positive cash flows were partially offset by $7,611,000 of policyholder dividend payments made in the first nine months of 2000. The negative operating cash flow in the first nine months of 1999 was primarily due to the payment of $8,886,000 in retrospective premium credits.

Effective July 31, 2000, the Executive Committee of the Board of Directors of Midwest Holding approved the exchange and redemption of all Class A shares tendered. Class A shareholders who tender their shares will receive $66.00 for each Class A share owned, plus one Class C share. The cash payment in connection with the tender offer redemption of all outstanding Class A shares will total approximately $9,400,000 and will be funded from Midwest Medical's investment portfolio. As of September 30, 2000, payments of approximately $2,051,000 had been made to shareholders for tender offer stock redemptions.

Midwest Holding believes that its cash, investments and internally generated funds will be sufficient to meet normal operating requirements and the redemption of Class A common stock per the tender offer.

Shareholders' equity decreased by $4,033,000 during the first nine months of 2000. Net income of $4,669,000 was offset by net unrealized losses in the fair value of investments, net of deferred taxes, of $(7,840,000).

Results of Operations

Net premiums earned decreased $3,253,000 for the first nine months of 2000 compared to the same period of 1999. Favorable experience adjustments on the 1992-1994 and 1995-1997 reinsurance contracts totaled $946,000 in 2000 compared to $4,337,000 of favorable experience adjustments in 1999. Greater reinsurance costs of approximately $978,000 on the current year also caused net premiums earned to decrease. These added reinsurance costs resulted from policyholders purchasing higher limits and the new, reinsured fraud & abuse program provided free of charge to Midwest Medical policyholders up to a $10,000 limit per policy. New business generating approximately $1,580,000 of additional earned premium partially offset the above decreases.

Net capital gains of $10,108,000 were realized during the first nine months of 2000. In addition to first quarter sales of appreciated technology common stocks to maintain appropriate diversification, the outside, domestic equity investment manager began selling selected equities in the third quarter to fund Midwest Holding's tender offer redemption of Class A shares. Future levels of realized capital gains or losses are difficult to predict as investment managers purchase and sell securities in response to investment policy guidelines and changing market conditions.

Other revenues increased $1,722,000 for the first nine months of 2000 compared to the same period of 1999. Interest on federal tax refunds recorded in the second quarter primarily caused the increase. Revenues from the new information technology consulting division of Solutions also contributed to the increase. These increases were partially offset by a decrease in finance charges on premium billings to Midwest Medical policyholders.

Losses and loss adjustment expenses increased $1,169,000 for the first nine months of 2000 versus 1999. The increase in 2000 is largely in response to the growth in Midwest Medical business and the corresponding exposure in recent years. Although the effects of interim claim frequency and severity statistics are not actuarially analyzed, nothing came to management's attention during the first nine months of 2000 that would materially alter loss expectations for the remainder of the year.

Policyholder dividends of $8,000,000 were declared in the third quarter of 2000 by Midwest Medical's Board of Directors. This compares to $10,100,000 declared in the third quarter of 1999. The decrease is primarily due to less favorable loss experience on the 1996 year compared to the 1995 year on which the respective policyholder dividends were based. Policyholder dividends represent a return of prior years' profits that were greater than anticipated due to favorable claims and investment experience.

Underwriting, acquisition and insurance expenses decreased $202,000 for the first nine months of 2000 compared to the same period in 1999. Additional ceding commissions earned by Midwest Medical on the current year reinsurance contract primarily drove the decrease.

Other operating expenses increased $1,351,000 for the first nine months of 2000 compared to the same period in 1999. Charges related to Midwest Holding's tender offer to Class A shareholders accounted for most of the increase. Staff additions, new main office rent and Solutions' project development costs also contributed to the increase. These increases were partially offset by efficiency gains from the new MedPower claim processing system.

The first nine months of 2000 incurred an income tax benefit of $66,000 compared to an income tax expense of $1,360,000 for the same period in 1999. The decline was primarily due to the federal tax refunds received in the second quarter of 2000 on the 1992 to 1996 tax years. This was partially offset by additional deferred tax expense recorded by Midwest Medical in the third quarter of 2000 for a revision in the estimated deferred tax rate. Excluding these adjustments, the effective tax rate was approximately 35% for the nine-month period ending September 30, 2000.

As a result of the factors discussed above, Midwest Holding realized net income of $4,669,000 for the nine months ended September 30, 2000 compared to net income of $2,356,000 for the same period of 1999.

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




                                      Midwest Medical Insurance Holding Company
                                     -------------------------------------------
                                                     (Registrant)





Date   November 10, 2000                   /s/ David P. Bounk
       --------------------                -------------------------------------

                                           David P. Bounk
                                           President and Chief Executive Officer




Date   November 10, 2000                   /s/ Niles Cole
       --------------------                -------------------------------------

                                           Niles Cole
                                           Vice President and
                                           Principal Financial Officer and
                                           Principal Accounting Officer