Form 10-K
period 2000-12-31
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 2001-03-26
CIK 894353

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (No Fee Required)

For the transition period from                 to
                               ---------------    ----------------

Commission file number   0-21230
                         -------

                    Midwest Medical Insurance Holding Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Minnesota                                                              41-1625287
----------------------------------------------------------------------------       -----------------------------------------
(State or other jurisdiction of incorporation or organization)                       (I.R.S. Employer Identification No.)

7650 Edinborough Way, Suite 400
Minneapolis, Minnesota                                                                            55435-5978
----------------------------------------------------------------------------       -----------------------------------------
(Address of principal executive offices)                                                          (Zip Code)

Registrant's telephone number, including area code:  (952) 838-6700
                                                      -------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:


              Title of Each Class                                         Name of Each Exchange on Which Registered
              -------------------                                 ----------------------------------------------------------
Class C Common Stock no par value                                                            N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (based on December 31, 2000 Net Redemption Value per share) of the voting stock held by non-affiliates of the registrant as of March 16, 2001 was $-0-.

The number of shares outstanding of the issuer's classes of common stock, as of March 16, 2001:

   Class A Common Stock, $.01 par value -- 0 shares
   Class B Common Stock, $1,000 par value -- 1 share
   Class C Common Stock, no par value -- 7,961 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

Midwest Medical Insurance Holding Company is a holding company organized under the laws of the State of Minnesota. Midwest Medical Insurance Company, Midwest Medical Solutions, Inc., which includes its wholly-owned subsidiary, MedPower Information Resources, Inc., and MMIHC Insurance Services, Inc. are wholly-owned subsidiaries of Midwest Holding. Midwest Holding and its subsidiaries are referred to collectively as the Company unless the reference pertains to a specific entity.

The Company's principal business operation is Midwest Medical. Midwest Medical's primary business is selling and issuing policies of medical professional liability insurance to: (1) individual physicians, (2) partnerships or professional corporations composed of physicians, (3) clinics, (4) hospitals and
(5) health plans.

Midwest Medical originally was organized in 1980 under the auspices of the Minnesota Medical Association to provide professional liability (malpractice) insurance to Minnesota physicians who were members of the Minnesota Medical Association. The business was reorganized on November 30, 1988 into a stock insurance company, Midwest Medical, wholly owned by a holding company, Midwest Holding, which could pursue other business opportunities. Another purpose of the reorganization was to give physicians a limited equity interest in their malpractice insurer while preserving Midwest Medical's capital and surplus. As of July 1, 1993, the Iowa physician-owned malpractice insurer, Iowa Physicians Mutual Insurance Trust, was merged with and into Midwest Medical. As of June 5, 1996, the Nebraska physician-owned malpractice insurer, Medical Liability Mutual Insurance Company of Nebraska, was merged with and into Midwest Medical. Midwest Medical now provides malpractice insurance to physicians and physician groups in Minnesota, Iowa, North Dakota, South Dakota, Nebraska, Illinois and Wisconsin on a claims-made basis. Midwest Medical has had the sponsorship of the Minnesota Medical Association since inception and also has the sponsorship of the Iowa Medical Society and the North Dakota Medical Association. Professional liability, general liability and umbrella excess liability insurance is also available to hospitals and other healthcare facilities throughout Midwest Medical's territory.

During 1997, Midwest Holding formed Solutions as a business development company to strengthen and promote the independence and interdependencies of physicians, clinics and hospitals that Midwest Medical serves. Business development opportunities being developed include practice enhancement, strategic consulting, and technology services and support.

Effective January 1, 1998, Solutions purchased the assets of MedPower Information Services, Inc. Solutions then contributed those assets to its newly formed, wholly-owned subsidiary, MedPower Information Resources, Inc. MedPower processes and electronically submits medical claims for over 100 healthcare providers in the Upper Midwest.

Services was incorporated in 1995 and began active operations in January 1999 with the acquisition of a book of business from Johnson-McCann Benefits, Inc. Services is an insurance agency specializing in providing Upper Midwest clients with group insurance products such as health, dental, life, disability and workers' compensation.

Midwest Holding provides management and administrative services to Midwest Medical, Solutions and MedPower for a fee equal to the cost of services provided. Services operates independently with its own management and administrative staff and therefore does not have a management agreement with Midwest Holding.

ELIGIBLE PHYSICIANS

An individual physician must meet the following criteria in order to be eligible to obtain insurance coverage from Midwest Medical:

     1. An applicant must be licensed to practice medicine, surgery or osteopathy in Minnesota, Iowa, North Dakota, South Dakota, Nebraska, Illinois or Wisconsin;

     2. An applicant must conduct a majority of his or her practice in Minnesota, Iowa, North Dakota, South Dakota, Nebraska, Illinois or Wisconsin.

ELIGIBLE GROUPS

Midwest Medical also provides professional liability insurance to entities, including partnerships, professional corporations and other associations through which qualifying physicians practice medicine, surgery or osteopathy.

A group must meet the following criteria in order to be eligible to be insured by Midwest Medical:

     1. The entity must have its principal place of business in Minnesota, Iowa, North Dakota, South Dakota, Nebraska, Illinois or Wisconsin; and

     2. The group must demonstrate that a majority of the individual physicians practicing medicine, surgery or osteopathy on a full-time basis through such clinic are, or intend to be, insured by Midwest Medical.

ELIGIBLE HOSPITALS AND OTHER HEALTHCARE FACILITIES

Midwest Medical also provides professional liability, general liability and umbrella excess liability to hospitals and other healthcare facilities.

A business must meet the following criteria in order to be eligible to be insured by Midwest Medical:

     1. The entity must have its principal place of business in Minnesota, Iowa, North Dakota, South Dakota, Nebraska, Illinois or Wisconsin; and

     2.   The facility must be a licensed hospital or other healthcare facility.

POLICY FORMS

Midwest Medical offers a "claims-made" medical malpractice liability insurance policy. Under a claims-made policy, coverage is provided for claims asserted and reported to Midwest Medical while the policy is in effect relating to occurrences which took place during the period in which the policyholder had coverage with Midwest Medical. For purposes of policy coverage, a claim includes any lawsuit, allegation of liability or other notice of patient dissatisfaction with services performed that is communicated to Midwest Medical as required by the policy. The policy also covers prior acts (i.e., claims first made during the policy period with respect to occurrences which took place prior to the date the insured initially secured coverage from Midwest Medical) for physicians previously insured under a claims-made policy with another professional liability insurer. Prior acts coverage is not available from Midwest Medical for physicians who have not been continuously insured prior to obtaining coverage from Midwest Medical.

Midwest Medical also offers reporting endorsements ("tails") which provide coverage of subsequent claims (i.e., claims first made subsequent to the date the insured terminates basic insurance coverage with Midwest Medical, but with respect to occurrences which took place while the insurance coverage was in effect prior to such termination date) made against its former insureds who have voluntarily terminated insurance coverage with Midwest Medical. In the event of death, permanent disability or retirement at age 55 or older after five years of continuous coverage with Midwest Medical, the reporting endorsement is provided at no additional premium.

Midwest Medical offers basic limits of coverage from $1,000,000 for each claim, subject to $3,000,000 annual aggregate, up to $12,000,000 for each claim, subject to $14,000,000 annual aggregate. Excess coverage above the basic limits is available from Midwest Medical's reinsurers on a facultative basis.

MARKETING AND DISTRIBUTION

Marketing of Midwest Medical policies is handled principally by Midwest Medical through salaried marketing representatives. Midwest Medical has also made marketing arrangements with a select group of agents to assist Midwest Medical in the production of large accounts and in the production of new coverages as they are developed. Midwest Medical approves all policies (and their terms) sold by agents prior to their becoming effective, and no commissions are earned by agents until such approval has been granted.

Distribution of policies is handled through a processing system which Midwest Medical updated in 1998. Since most policies have a common expiration date, it is essential that Midwest Medical's policy processing operations be highly efficient. Midwest Medical consistently has been able to provide policy processing on a timely basis.

REINSURANCE

Midwest Medical purchases reinsurance in order to reduce its liability on individual risks. A reinsurance transaction takes place when an insurance company transfers or "cedes" to another insurer a portion of its exposure on insurance it writes. The reinsurer assumes the exposure in return for a portion of the premium. The reinsurer's liability is limited to losses it assumes that are in excess of the portion retained by Midwest Medical. However, in the event the reinsurer is unable or otherwise fails to pay, Midwest Medical remains primarily liable for the loss.

Historically, entering into reinsurance agreements permitted Midwest Medical to issue policies having greater liability limits than otherwise would have been allowed under Minnesota insurance law, which prohibits an insurer from retaining a risk on any one claim that is greater than 10% of its surplus. As Midwest Medical's surplus has grown, Midwest Medical now utilizes reinsurance primarily to limit its risk on any single claim. Such limits of risk assumed by Midwest Medical for physician coverage have increased from $150,000 in the first year of operations to $1,000,000 currently. The reinsurer will pay losses in excess of the amount of risk retained by Midwest Medical, not to exceed the limits of liability of the policies issued by Midwest Medical.

Midwest Medical's reinsurance contract in effect for the three-year period of 1998 through 2000 provided a primary layer of coverage of $1,250,000 in excess of $750,000 of retention per insured. The premium ceded for this coverage was based upon the losses paid under the contract limited to a minimum of 1.27% and a maximum of 9.21% of the underlying Midwest Medical subject premium. Midwest Medical utilized this "swing-rated" treaty mechanism from 1992 through 2000. These treaties do not include a commutation clause, but rather develop over time as claims are handled. There are no claims outstanding from years prior to 1992. All contracts for years prior to 1992 have been commuted. For limits of liability greater than $2,000,000, Midwest Medical "cedes" all premium and exposure to the reinsurers and collects a ceding commission of 25%. The reinsurers, their participation percentages and their A.M. Best rating are listed below.

     -    General Reinsurance Corporation, (80%), A++
     -    Hannover Reinsurance Company, (7%), A+
     -    Transatlantic Reinsurance Company, (6.5%), A+
     -    CNA Re, UK, (6.5%), A

Midwest Medical entered into a new three-year reinsurance agreement effective January 1, 2001. The retention on the primary layer of coverage under the new reinsurance agreement was increased to $1,000,000 per insured. The premium ceded for this coverage is based on a "flat" rate of 8.75% of net written premium and includes a profit-sharing provision. The reinsurers on the new agreement, their participation percentages and their A.M. Best rating are listed below:

     -    Hannover Reinsurance Company, (35%), A+
     -    Transatlantic Reinsurance Company, (35%), A+
     -    CNA Re, UK, (15%), A
     -    Gerling Global Reinsurance Corporation of America, (15%), A

INVESTMENTS

Midwest Medical's investment portfolio is under the direction of the Board of Directors acting through the Investment Committee. The Investment Committee establishes Midwest Medical's investment policy which, in summary, is to assist in maintaining Midwest Medical's financial stability through the preservation of assets and the maximizing of pre-tax investment income. Adequate liquidity is maintained to assure that Midwest Medical has the ability to meet its insurance operational requirements, in particular, the payment of claims. Midwest Medical employs outside investment managers who manage the portfolio on a discretionary basis consistent with the policies set by Midwest Medical. In addition, the Investment Committee utilizes the services of a separate outside consultant who calculates performance measures and provides an independent opinion on the overall results being obtained by the investment managers.

Midwest Medical's investment portfolio consists primarily of investment-grade fixed income instruments, including United States Government, governmental agency and corporate bonds. Fixed income investments comprised approximately 56% of total invested assets at December 31, 2000 compared to 55% at December 31, 1999. Midwest Medical's investment policy also permits the inclusion of equity securities. Equity securities comprised approximately 33% of total invested assets at December 31, 2000 compared to 37% at December 31, 1999. The decrease in the proportion of equity securities was due to sales of equity securities to provide capital for other corporate purposes and a decrease in equity market values. The remainder of Midwest Medical's investment portfolio, 11% and 8% at December 31, 2000 and 1999, respectively, was invested in real estate investment trusts and short-term investments.

RATING

A.M. Best & Company, Inc., publisher of Best's Insurance Reports, Property-Casualty, 1999 Edition, has assigned Midwest Medical an "A," or excellent, rating in 2000. This is the highest rating currently assigned to any company that specializes in medical malpractice insurance. Best's ratings are based on an analysis of the financial condition and operation of an insurance company as compared with the industry in general. Midwest Medical believes that a favorable rating has a positive effect since customers and their advisors often review Best's ratings when selecting an insurer and are more apt to purchase insurance from a company with a positive rating because of the greater security and stability associated with it. A positive rating relates to the ability of an insurer to meet its insurance obligations and does not directly relate to the value of the insurer's securities.

GOVERNMENT REGULATION

Midwest Medical is subject to governmental regulation in the states in which it conducts its business (Minnesota, Iowa, North Dakota, South Dakota, Nebraska, Illinois and Wisconsin). Such regulation is conducted by state agencies having broad administrative power dealing with all aspects of Midwest Medical's business, including policy terms, rates, dividends and retrospective premium credits to policyholders, and dividends to the parent corporation, Midwest Holding.

Without prior approval from the Minnesota Commissioner of Commerce, annual dividends to Midwest Holding cannot exceed 10% of policyholder surplus of Midwest Medical or the prior year's net income from operations of Midwest Medical, excluding realized capital gains, whichever is greater. Midwest Medical is also subject to statutes that require it to file periodic information with state regulatory authorities and is subject to periodic financial and business conduct examinations. Midwest Holding is also subject to statutes governing insurance holding company systems in Minnesota, which relate primarily to the acquisition or control of insurance companies directly or through a holding company.

COMPETITION

Midwest Medical's major competitor in all states in which it conducts its business is The St. Paul Companies. The St. Paul Companies is a major national property-casualty insurance company, one of the largest writers of medical professional liability insurance in the United States, and is many times larger than Midwest Medical. In addition to The St. Paul Companies, several other national companies have become active competitors in the last several years, including Medical Protective Insurance Company, CNA Insurance Company, Zurich Insurance Company and Fireman's Fund Insurance Company. At this time, they have achieved limited market penetration, but represent an increasing competitive pressure for the future. In addition, several other physician-owned specialty carriers have entered the market, but have yet to be a significant factor in Midwest Medical's market area. Midwest Medical is the only carrier endorsed by local medical societies in Minnesota, Iowa and North Dakota and owned by its physician-insureds, which management believes gives Midwest Medical a competitive advantage in marketing to physicians.

EMPLOYEES

As of December 31, 2000, Midwest Holding employed 95 persons, of whom 9 were executives, 64 were supervisory employees or specialists and 22 were clerical employees. As of December 31, 2000, Services employed 11 persons, of whom 1 was an executive, 8 were supervisory employees or specialists and 2 were clerical employees. No employees of Midwest Holding and Services are covered by a collective bargaining agreement and management believes that relations with employees are good.

ITEM 2. PROPERTIES

The Company owns the following fixed assets, all of which are used in the conduct of its business:

                                                             NET BOOK VALUE
                                                              DECEMBER 31,
                                                                  2000
                                                          ------------------

   Office furniture and equipment                                $  615,300
   Leasehold improvements at leased premises                        177,387
   Computer hardware                                                499,277
   Computer system software                                       1,008,790
                                                          ------------------
   Total                                                         $2,300,754
                                                          ==================


Midwest Holding owns no real estate. Prior to October 1, 1999, Midwest Holding leased approximately 15,765 square feet of office space in Edina, Minnesota under a 10-year lease that expires in 2001. Effective October 1, 1999, Midwest Holding moved to new offices in Edina, Minnesota, with total square feet of 26,069. Midwest Holding sublet the former office space effective December 1, 1999 for the duration of that lease. The new leased space has a term of 6 years, 2 months. 4,060 square feet of office space is leased in West Des Moines, Iowa under an exercised option that extended the term an additional five years after the original 10-year lease term expired in 2000. An additional 2,014 square feet of office space is leased in Omaha, Nebraska under a three-year lease that expires January 31, 2002. MedPower operates out of a separate 3,149 square foot facility also located in Edina, Minnesota. This lease is set to expire in 2001. Services operates out of a separate 4,000 square foot facility located in Shoreview, Minnesota. This lease was extended until 2001. Annual rent expense was $895,431 in 2000 and $637,585 in 1999.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending or threatened legal proceedings which could have a material adverse effect on its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) A special meeting of the Class A shareholders of Midwest Holding was held on Thursday, June 29, 2000.

     (b)  The special meeting of June 29, 2000 considered the adoption of a new
          Article 4.c to the Articles of Incorporation of Midwest Holding. Under the new Article 4.c, the Board of Directors is authorized to establish one or more additional series and classes of common or preferred stock, setting forth the designation of each such series or class, and fixing the relative rights and preferences of each such series or class. Class A shareholders of Midwest Holding approved the adoption of Article 4.c by the following vote:

         Yes                                                     1,747
         No                                                         12
         Abstain                                                    15
                                                               ----------
         Total                                                   1,774
                                                               ==========

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) There is no market for Midwest Holding's Class A, Class B or Class C Common Stock. Class A shares are no longer issued and the class has been canceled. Class C shares are issued only to insured individual physicians or individual physicians jointly with the legal entities in which they practice. The shares are restricted and cannot be sold to any person other than Midwest Holding and are subject to mandatory redemption at the time that the physician terminates their insurance coverage with Midwest Medical for any reason.


(b) As of March 16, 2001, there were 0 shares of Class A Common Stock outstanding, 1 share of Class B Common Stock held by the Minnesota Medical Association and 7,961 shares of Class C Common Stock outstanding held by 7,961 physicians.

(c) Midwest Holding has never paid a shareholder dividend nor does it intend to within the foreseeable future. Without prior approval from the Minnesota Commissioner of Commerce, annual dividends to Midwest Holding from Midwest Medical cannot exceed 10% of policyholder surplus of Midwest Medical or the prior year's net income from operations of Midwest Medical, excluding realized capital gains, whichever is greater.

ITEM 6. SELECTED FINANCIAL DATA

Following is the selected financial data of the Company for the five years ended December 31, 2000. This data should be read in conjunction with the audited consolidated financial statements and notes thereto appearing under Item 8 of this Form 10-K.

                                                             YEAR ENDED DECEMBER 31
              OPERATIONS DATA                  2000(1)   1999(1)    1998(1)  1997(2)   1996(2)
-----------------------------------------------------------------------------------------------
                                               (Amounts in thousands, except percentage data)

Net premiums earned                           $41,344   $46,583   $35,014   $32,916   $31,177
Net investment and other income                27,102    21,006    21,404    19,276    15,558
                                            ---------------------------------------------------
Total revenue                                  68,446    67,589    56,418    52,192    46,735

Loss and loss adjustment expenses              39,587    41,468    37,494    31,834    32,257
Policyholder dividends                          8,108    10,175         -         -         -
Underwriting and other operating expenses      15,182    13,394    10,287     6,595     5,539
                                            ---------------------------------------------------
                                               62,877    65,037    47,781    38,429    37,796
                                            ---------------------------------------------------
Income before income taxes                      5,569     2,552     8,637    13,763     8,939
Income taxes                                      283       816     2,689     4,463     1,458
                                            ---------------------------------------------------
Net income                                    $ 5,286   $ 1,736   $ 5,948   $ 9,300   $ 7,481
                                            ===================================================

                                                                YEAR ENDED DECEMBER 31
                                                 2000(1)    1999(1)   1998(1)    1997(2)   1996(2)
                                                 --------------------------------------------------
                                                   (Amounts in thousands, except percentage data)

Net income/total revenue                         7.7%      2.6%     10.5%      17.8%     16.0%
Return on average equity                         3.7%      1.2%      4.4%       7.8%      6.9%


                                                                   DECEMBER 31
            FINANCIAL CONDITION                  2000(1)   1999(1)    1998(2)   1997(2)   1996(2)
---------------------------------------------------------------------------------------------------
                                               (Amounts in thousands, except per share data)
ASSETS
Fixed maturities at fair value                  $146,516  $153,950  $164,652   $171,975  $183,561
Equity securities at fair value                   86,418   104,898    86,553     49,759    38,001
Short-term investments                            19,587     9,128     3,556     13,909     7,898
Other                                             10,915    10,000    10,000     10,000         -
                                                ---------------------------------------------------
Total investments                                263,436   277,976   264,761    245,643   229,460

Reinsurance recoverable on paid and unpaid
   losses                                         18,833    19,285    16,499     19,117    22,174
Other assets                                      19,472    22,915    14,223     10,755    10,359
                                                ---------------------------------------------------
Total assets                                    $301,741  $320,176  $295,483   $275,515  $261,993
                                                ===================================================

LIABILITIES
Unpaid losses and loss adjustment expenses      $118,478  $119,141  $110,964   $107,806  $110,037
Other liabilities                                 42,665    45,432    33,926     33,942    33,074
Class A Redeemable Common Stock                        -     7,802     8,146      7,476     7,603
                                                ---------------------------------------------------
                                                 161,143   172,375   153,036    149,224   150,714

SHAREHOLDERS' EQUITY                             140,598   147,801   142,447    126,291   111,279
                                                ---------------------------------------------------
Total liabilities and shareholders' equity      $301,741  $320,176  $295,483   $275,515  $261,993
                                                ===================================================

                                                                   DECEMBER 31
                                              2000(1)     1999(1)    1998(1)   1997(2)     1996(2)
                                            ------------------------------------------------------
                                                (Amounts in thousands, except per share data)
Midwest Holding:
   Class A Common Shares issued and
     outstanding                                  -(3)    123,509    125,682    121,322    118,209
   Redemption value per share              $  66.00(3)   $  63.18   $  64.81   $  61.63   $  64.33


   Class A Common Shares redeemed           148,677(3)     15,024      9,005     10,306     10,272
   Amount paid to Class A shareholders
     upon redemption                       $  9,798(3)   $    954   $    523   $    648   $    608

---------------------------------------

(1) Amounts derived from audited consolidated financial statements of Midwest Holding included in Item 8 of this Form 10-K.

(2) Amounts derived from audited consolidated financial statements of Midwest Holding.

(3) Pursuant to a tender offer completed in 2000, all outstanding Class A Common Shares of Midwest Holding were exchanged and redeemed as of December 31, 2000. See Notes 2 and 11 to the audited consolidated financial statements included in Item 8 of this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

MANNER OF PRESENTATION

The financial statements of Midwest Holding and its subsidiaries are presented on a consolidated basis. In future references in this analysis, which should be read together with the 2000 audited consolidated financial statements and notes thereto appearing under Item 8 of this Form 10-K, Midwest Holding and its subsidiaries are referred to collectively as the Company unless the reference pertains to a specific entity.

LIQUIDITY AND CAPITAL RESOURCES

The majority of the Company's assets are invested in investment-grade bonds, common stocks, real estate investment trusts and short-term investments. These investments totaled $263,436,000 and $277,976,000 at December 31, 2000 and 1999,
respectively, which represented 87.3% and 86.8% of total assets. The main objectives of the Company's investment policy established by the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Investment Committee of the Board of Directors are the preservation of assets, maximizing pre-tax total portfolio return and assuring adequate liquidity to meet operational requirements, primarily the payment of insurance claims. Fixed maturity investments and equity securities are classified as available for sale and therefore are carried at fair value. The real estate investment trusts are recorded at appraised value and short-term investments are recorded at cost which approximates fair value.

The Company's cash flow from operations was $1,544,000 in 2000 versus $2,187,000 in 1999 and $(9,605,000) in 1998. The 2000 cash flow from operations was favorably impacted by premium adjustments received from reinsurers on reinsurance contracts for prior years and federal tax refunds, including interest received from the Internal Revenue Service for the 1992 to 1996 tax years. These positive cash flows were partially offset by the payment of policyholder dividends. The 1999 cash flow from operations was favorably impacted by premium adjustments received from reinsurers on reinsurance contracts for prior years and greater premium received at the end of 1999 due to earlier billing of policies with January 2000 effective dates. The 1998 cash flow from operations was unfavorably impacted by premium adjustments paid to reinsurers on reinsurance contracts for prior years and less premium received at the end of 1998 due to later billing of policies with January 1999 effective dates. Also contributing to the unfavorable 1998 cash flow were increases in underwriting and other operating expenses. Underwriting expenses in 1998 increased primarily from additional staff needed to manage insurance business growth and added costs from the conversion to a new insurance company operating system. Other operating expenses increased in 1998 primarily from launching the operations of Solutions, including the acquisition of MedPower.

Premium rates in general have trended lower with rate decreases in regions where claim frequency has dropped, offset partially by rate increases in regions where claim severity has risen. Increases in new premium written, however, have helped to keep cash receipts from policyholder premium relatively level. Substantial amounts of premium have been returned to policyholders through policyholder dividends or retrospective premium credits. In 1999, a policyholder dividend program replaced the retrospective premium credit program. While retrospective premium credits were paid to policyholders in the first quarter of the year following approval by the Board of Directors, the majority of policyholder dividends will be paid in four equal installments in February, May, August and November of the year following their declaration by the Board of Directors.

As discussed under the reinsurance section of Item 1 of this Form 10-K, a new three-year reinsurance agreement became effective January 1, 2001. Under this new agreement, Midwest Medical increased its retention from $750,000 to $1,000,000 per insured for the primary layer of coverage. Several factors entered into the decision to increase the retention. One significant factor was the reinsurance cost for the layer of coverage from $750,000 to $1,000,000 had increased dramatically in the marketplace. Another significant factor was management's belief that Midwest Medical could reasonably assume the added loss exposure due to its strong capital position and historical analysis that indicated the additional reinsurance cost for that layer

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of coverage exceeded the anticipated additional losses on that layer. Although the premiums ceded on the new reinsurance agreement should be roughly the same as the prior reinsurance agreement, the added loss exposure from the increase in Midwest Medical's retention could potentially lead to greater losses incurred. Another change in the new reinsurance agreement is the use of a "flat" ceded premium rate. A flat rate contract lessens the volatility of reinsurance premium payments compared to the previous swing-rated contract based upon losses paid. This allows Midwest Medical to estimate future ceded premium payments with greater certainty.

Loss and operating expense payments have generally been met from policyholder premium receipts with any excess cash allocated to the investment portfolio. Management regularly analyzes loss liabilities to project the cash flow required in future years. Since the overall investment portfolio is highly liquid, exact matching of bond maturities and loss liabilities is not a goal. Bond maturities are primarily selected to maximize total return.

The Company believes that its cash and investments combined with internally generated funds will be sufficient to meet its present and reasonably foreseeable operating and capital requirements. Therefore, the Company does not expect to borrow funds from external sources. The Company does maintain a $5,000,000 secured line of credit with its bank in the event of an urgent cash need. The Company had no material capital expenditure commitments as of December 31, 2000.

During 2000, Midwest Holding completed a tender offer resulting in the exchange and redemption of all outstanding Class A Common Stock. Under the terms of the tender offer, Class A shareholders received $66 for each Class A share owned, plus one Class C share. Prior to the tender offer, Class A Common Stock issued by Midwest Holding to Midwest Medical policyholders were required to be redeemed when a physician ceased to be insured by Midwest Medical for any reason. The redemption value per Class A share was calculated by dividing the net book value of Midwest Holding, excluding the net book value of Midwest Medical from the calculation, by the number of Midwest Holding Class A Common Shares outstanding. More details about the tender offer, Class A and Class C Common Stock and the actual Class A share redemptions during the years 2000, 1999 and 1998 are found in Note 2 to the audited consolidated financial statements. The increases and decreases in shareholders' equity are described in the consolidated statements of changes in shareholders' equity found in the accompanying audited consolidated financial statements.

Approximately $9,541,000 was paid to Class A shareholders pursuant to the tender offer. An $8,500,000 loan from Midwest Medical to Midwest Holding largely funded these payments. Midwest Medical primarily used proceeds from sales of domestic equity securities to provide the loan. The loan is a non-interest-bearing note that will be retired in 2001 by Midwest Holding through dividends received from Midwest Medical.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Periodically, the Board of Directors of Midwest Medical declares dividends payable to Midwest Holding to provide capital for non-insurance business operations, including new business ventures. Prior to the stock restructure in 2000, dividends from Midwest Medical were also used to support the redemption value of Midwest Holding's Class A Common Stock. Midwest Medical declared and paid dividends to Midwest Holding of $3,000,000, $2,050,000 and $2,000,000 in 2000, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

Net premiums earned decreased $5,239,000 in 2000 from 1999. The decrease was the result of the following significant factors:

   1. The estimated reinsurance premium applicable to the treaty years 1992-1994 and 1995-1997, which is based in part on reinsured claims experience, increased $634,000 on a net basis in 2000. This compares to a net reduction for those treaty years of $5,920,000 in 1999, resulting in a net decrease in premium between years of $6,554,000.

   2.    New 2000 business increased earned premium by approximately $2,600,000.


   3. Due primarily to the new reinsurance program for fraud and abuse provided at no additional cost to Midwest Medical policyholders, current year reinsurance costs were $968,000 greater in 2000 compared to 1999. This decreased 2000 net premiums earned.

   4. Accounts that did not renew in 2000 resulted in a decrease of approximately $317,000 in 2000 net premiums earned.

Net premiums earned increased $11,569,000 in 1999 from 1998. New business generated approximately $5,700,000 of additional earned premium. The remaining increase was the result of the following significant factors:

   1. Effective in 1999, a policyholder dividend program replaced the previous retrospective premium program. In 1998, retrospective premium credits of $6,719,000 were recorded for Minnesota, North Dakota and Iowa policyholders. The retrospective premium credits of $317,000 recorded in 1999 represented actual payments made that were greater than what had been previously estimated and accrued. The difference between years resulted in a $6,402,000 increase in 1999 net premiums earned.

   2. The estimated reinsurance premium applicable to the treaty years 1992-1994 and 1995-1997, which is based in part on reinsured claims experience, was reduced $5,920,000 on a net basis in 1999. This compares to a net reduction for those treaty years of $2,550,000 in 1998, resulting in a net increase in premium between years of $3,370,000.

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

Net investment income increased $1,305,000 in 2000 from 1999 and decreased $8,000 in 1999 from 1998. Increasing yields on bonds and short-term investments from the upward movement in interest rates during 1999 and 2000 primarily caused the increase in net investment income in 2000. Also contributing to the increase were proceeds from the sales of equity securities used to pay Class A shareholders for stock restructure redemptions. The proceeds earned interest while held in short-term investments until stock restructure payments were made. The decrease in 1999 was largely driven by additional fees paid to equity managers due to the appreciation in the Company's equity securities.

Realized capital gains increased $3,282,000 to $10,502,000 in 2000 and decreased $1,861,000 to $7,220,000 in 1999. During 2000, sales of equity securities realized $12,245,000 of net capital gains while sales of bonds realized $(1,743,000) of net capital losses. Approximately $7,000,000 of the net realized capital gains on equity securities resulted from the sale of appreciated technology common stocks in the first quarter, as holdings in the technology sector were trimmed in order to maintain appropriate portfolio diversification. Sales of equity securities in the latter part of 2000 to provide for stock restructure redemption payments to Class A shareholders resulted in another $3,000,000 of net realized capital gains. All other 2000 realized capital gains and losses resulted from the management of the portfolio on a pre-tax total return basis. During 1999, sales of equity securities realized $10,312,000 of net capital gains while sales of bonds realized $(3,092,000) of net capital losses. Approximately $(1,757,000) of the net realized capital losses on bonds came from the repositioning of the bond portfolio during the last two months of 1999. The Company's new fixed income manager, who assumed management of the portfolio on November 2, 1999, recommended repositioning the bond portfolio primarily to shorten its duration. All other 1999 realized capital gains and losses resulted from the management of the portfolio on a pre-tax total return basis. The Company employs three outside professional advisors to manage the portfolio: one to manage investment-grade fixed income securities, one to manage large-cap domestic equities and one to manage international equities. The managers operate within the Company's adopted investment policy, as approved by the Investment Committee of the Board of Directors. The Investment Committee meets with outside investment managers approximately four times per year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other revenues increased $1,509,000 from $2,823,000 in 1999 to $4,332,000 in
2000. Interest on federal tax refunds of $1,716,000 recorded by Midwest Medical in 2000 primarily caused the increase. Revenues from the new information technology consulting division of Solutions also contributed to the increase. Decreases in operating revenues from MedPower and income from Midwest Holding's officer life insurance policies partially offset the above increases.

Other revenues increased $1,471,000 from $1,352,000 in 1998 to $2,823,000 in
1999. The increase was due to Services beginning active operations in January of 1999. 1999 other revenues includes $1,661,000 of commission income received by Services from insurance carriers. The commission income from Services was partially offset by a decline in finance charges on premiums owed to Midwest Medical.

Losses and loss adjustment expenses are the costs associated with the settlement of insurance claims and are the Company's principal expense. Incurred loss and loss adjustment expenses were $39,587,000 in 2000 compared to $41,468,000 in 1999 and $37,494,000 in 1998. This resulted in a decrease of 4.5% in 2000 versus an increase of 10.6% in 1999. As shown in Note 5 to the audited consolidated financial statements, the current year's provision for loss and loss adjustment expense, which is based upon policyholder exposure, expected frequency of losses and severity of losses, increased by $1,521,000 in 2000 and $4,015,000 in 1999. The increases in both 2000 and 1999 were primarily driven by additional policyholder exposure from the increase in premium volume particularly from newer business lines such as large, healthcare systems and hospitals. Loss and loss adjustment expenses also include adjustments of prior years' estimates. These adjustments to the liability for loss and loss adjustment expense are evaluated by management and supported by an outside actuarial review performed at the conclusion of the year. As shown in Note 5 of the audited consolidated financial statements, these evaluations resulted in a reduction in estimated liabilities applicable to prior years of $7,876,000 and $4,474,000 in 2000 and 1999, respectively. The more favorable development on prior years is the primary reason for the decrease in incurred loss and loss adjustment expenses in 2000, while less favorable development on prior years is the primary reason for the increase in incurred loss and loss adjustment expenses in 1999.

The following schedule summarizes the development of the liability for loss and loss adjustment expense from 1990 through 2000. This schedule is presented net of reinsurance which the Company believes best explains the development as it affects operating results. Midwest Medical has a conservative loss reserving policy that when coupled with a decline in medical malpractice insurance claim frequency since the early 1990s has resulted in redundancies in the liability for loss and loss adjustment expenses greater than expected. The table indicates that the redundancy in loss liabilities, which develop as actual results become known, has significantly decreased since 1990. Loss and loss adjustment expense liabilities have not been discounted in the Company's financial statements.

          Development of Liability for Loss and Loss Adjustment Expense
                             (Thousands of Dollars)

                                  1990      1991     1992      1993     1994     1995     1996     1997    1998    1999      2000
                                ----------------------------------------------------------------------------------------------------

Liability for unpaid loss and
   loss adjustment expense        $97,375  $100,167  $98,617  $105,589  $88,227  $96,424  $90,342  $89,394 $94,467 $99,894  $100,264

Cumulative amount of liability
  paid through:
    1  year later                  13,973    19,112   21,422    25,251   26,879   33,454   30,097   28,755  33,787  35,891
    2  years later                 28,643    32,798   37,498    42,685   46,925   53,132   44,562   48,437  54,319
    3  years later                 35,305    39,906   45,227    51,087   55,534   59,568   54,411   60,582
    4  years later                 37,624    42,752   46,226    53,594   57,129   63,915   60,708
    5  years later                 38,298    43,994   46,823    53,288   58,856   67,291
    6  years later                 39,505    44,370   46,810    54,709   60,701
    7  years later                 39,861    44,420   47,218    55,281
    8  years later                 39,862    44,634   47,249
    9  years later                 39,923    44,646
    10 years later                 39,923

Liability re-estimated as of:
   1  year later                   83,359    83,991   94,633    80,960   85,595   87,580   81,990   84,961  89,992  92,022
   2  years later                  64,876    74,883   69,490    75,364   76,365   79,665   76,542   78,679  85,205
   3  years later                  56,351    53,538   65,568    64,586   67,891   77,294   70,228   74,909
   4  years later                  42,075    52,833   56,426    57,851   65,794   73,979   65,691
   5  years later                  41,771    45,892   52,388    56,785   63,958   70,601
   6  years later                  39,519    44,370   53,014    55,358   63,037
   7  years later                  39,861    44,420   52,469    55,790
   8  years later                  39,862    44,634   52,342
   9  years later                  39,923    44,646
   10 years later                  39,923

Cumulative redundancy              57,452    55,521   46,275    49,799   25,190  25,823   24,651   14,485   9,262   7,872

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Policyholder dividends of $8,108,000 were declared by the Board of Directors of Midwest Medical in 2000 and will be paid to physician, clinic and hospital policyholders in 2001. Policyholder dividends of $10,175,000 were declared by the Board of Directors of Midwest Medical in 1999 and were paid to physician, clinic and hospital policyholders in 2000. As described in Note 4 of the audited consolidated financial statements, the policyholder dividend program was instituted in 1999 and replaced the previous retrospective premium credit program for physicians. The primary reasons Midwest Medical switched to a policyholder dividend program were to allow greater flexibility in determining amounts to be refunded to policyholders and to more closely resemble programs of peer companies, thus making the financial statement impact similar. The latter reason helps to eliminate confusion in the marketplace when comparing the financial performance of Midwest Medical to its competitors.

Underwriting, acquisition and insurance expenses increased $373,000 from $7,197,000 in 1999 to $7,570,000 in 2000. Less ceding commissions earned by Midwest Medical due to a decline in the premiums ceded to the treaty reinsurance contract for the current year drove approximately $216,000 of the increase. Greater commissions paid in 2000 due to enhanced agent incentives contributed an additional $215,000. These increases were partially offset by lower premium taxes. Lower written premium volume in 2000 and the $10,175,000 of policyholder dividends paid during the year, which is deductible for premium tax purposes, caused the decline in premium taxes.

Underwriting, acquisition and insurance expenses increased $499,000 from $6,698,000 in 1998 to $7,197,000 in 1999. Approximately $706,000 of the increase came from additional management fees for staff additions, maintenance and enhancement costs related to the new operating system and expenses related to moving the Company's main office. An additional $311,000 of payments to medical societies for license and endorsement agreements also contributed to the increase. Since a portion of these payments are tied to premium volume, the increase in premium caused an increase in payments to the medical societies. These increases were offset partially by additional ceding commissions earned by Midwest Medical, resulting from the increase in premiums ceded to the treaty reinsurance contract for the 1999 year compared to the 1998 year.

Other operating expenses increased $1,415,000 from $6,197,000 in 1999 to $7,612,000 in 2000. The stock restructure of Midwest Holding drove most of the increase, as an additional $1,057,000 of compensation expense was recognized in 2000 for the vesting of all previously unvested Class A shares. Legal and accounting fees related to the restructure contributed another $201,000. The remaining increase resulted primarily from greater salary and benefit expenses incurred by Midwest Holding, Services and Solutions. These increases were partially offset by lower operating costs incurred by MedPower in 2000 due to aggressive cost reduction efforts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other operating expenses increased $2,608,000 from $3,589,000 in 1998 to $6,197,000 in 1999. Approximately $1,648,000 of the increase was from the Services subsidiary that began active operations in January 1999, as described in Item 1 of this Form 10-K. Services' primary expenses are commissions and salaries paid to its staff. The remaining increase resulted largely from greater salary expenses incurred by Solutions, added equipment and depreciation costs incurred by MedPower and new product development costs incurred by Midwest Holding.

Income before income taxes increased to $5,569,000 in 2000 compared to $2,552,000 in 1999. Greater realized capital gains from sales of domestic equity securities to maintain appropriate portfolio diversification and to fund the stock restructure primarily drove the increase. Interest on federal tax refunds, favorable development on prior years' loss liabilities and lower policyholder dividends also contributed to the increase.

Income before income taxes decreased to $2,552,000 in 1999 compared to $8,637,000 in 1998. The decrease resulted primarily from greater loss liabilities estimated for 1999, policyholder dividends that were greater in 1999 than the retrospective premium credits in 1998 and lower realized capital gains due to the capital losses sustained on the repositioning of the bond portfolio at the end of 1999.

Income taxes decreased to $283,000 for 2000 compared to $816,000 for 1999. The effective tax rates for 2000 and 1999 were 5.1% and 32.0%, respectively. The principal factor in the decrease in the effective tax rate was a greater recovery of prior year taxes recorded in 2000 compared to 1999. The greater tax recovery in 2000 was primarily due to federal tax refunds received by Midwest Medical from the Internal Revenue Service for the 1992 to 1996 tax years.

Income taxes decreased to $816,000 for 1999 compared to $2,689,000 for 1998. The effective tax rates for 1999 and 1998 were 32.0% and 31.1%, respectively. The principal factor in the increase in the effective tax rate was a lower recovery of prior year taxes recorded in 1999 compared to 1998.

Net income earned by the Company increased $3,550,000 to $5,286,000 in 2000 and decreased $4,212,000 to $1,736,000 in 1999 due to the factors discussed above.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, in addition to the factors discussed in this Form 10-K, there are or will be other important factors that could cause actual results to differ materially from those indicated in such statements. These factors include, but are not limited to:

     1. the impact of changing market conditions on the Company's business strategy;

     2. the effects of increased competition on pricing, coverage terms, retention of customers and ability to attract new customers;

     3. greater severity or frequency of the types of losses that the Company insures;

     4. faster or more adverse loss development experience than that on which the Company based its underwriting, reserving and investment practices;

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

As disclosed in Items 1 and 7 of this Form 10-K, the Company's fixed maturity and equity investments are classified as available for sale and are managed to preserve assets, maximize pre-tax total return and assure adequate liquidity to meet the funding needs of the Company. Professional outside investment firms manage the Company's investment portfolios according to the above objectives and within parameters set by the Company's investment policy, as approved by the Investment Committee of the Board of Directors. Under the current investment policy, the only derivative instrument the Company may use is covered call options. A call option gives the purchaser a right to buy a stock at a specified price within a specified time. The Company's domestic equity investment manager may write call options on equity securities the Company owns (a "covered" call option) to manage exposure to equity price risk and enhance investment returns. No covered call options were written or outstanding in 2000. Two covered call options were written in 1999 and none were outstanding as of December 31, 1999.

Based on the effective duration of the fixed maturity investment portfolio, an abrupt 100 basis point increase in interest rates along the entire interest rate yield curve would adversely affect the fair value of fixed maturity investments by approximately $6,500,000 at December 31, 2000 and $7,900,000 at December 31, 1999.

Based primarily on past annual performance relative to the Standard & Poors 500 Market Index (S&P 500), an abrupt 10% decrease in the S&P 500 would adversely affect the fair value of equity securities by approximately $10,400,000 at December 31, 2000 and $12,400,000 at December 31, 1999.

A hypothetical 10% weakening of all foreign currencies relative to the U.S. dollar would adversely affect the fair value of the Company's investment in international equity securities by approximately $2,000,000 at December 31, 2000 and $1,900,000 at December 31, 1999.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The audited consolidated financial statements of Midwest Medical Insurance Holding Company and Subsidiaries are presented on the following pages 24 through 58 of this Annual Report on Form 10-K.

           Midwest Medical Insurance Holding Company and Subsidiaries

                        Consolidated Financial Statements


                  Years ended December 31, 2000, 1999 and 1998




                                    CONTENTS

Report of Independent Auditors.............................................25

Consolidated Financial Statements

Consolidated Balance Sheets................................................26
Consolidated Statements of Income..........................................27
Consolidated Statements of Changes in Shareholders' Equity.................28
Consolidated Statements of Cash Flows......................................29
Notes to Consolidated Financial Statements.................................30

                         Report of Independent Auditors

Board of Directors
Midwest Medical Insurance Holding Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of Midwest Medical Insurance Holding Company and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midwest Medical Insurance Holding Company and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                   /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 2, 2001

           Midwest Medical Insurance Holding Company and Subsidiaries

                           Consolidated Balance Sheets

                    (In Thousands, Except for Share Amounts)


                                                                                   DECEMBER 31
                                                                             2000              1999
                                                                       ------------------------------------
ASSETS
Investments:
   Fixed maturities at fair value (cost: 2000--$148,832;
     1999--$159,464)                                                         $146,516         $153,950
   Equity securities at fair value (cost: 2000--$49,739;
     1999--$46,216)                                                            86,418          104,898
   Short-term                                                                  19,587            9,128
   Other                                                                       10,915           10,000
                                                                       ------------------------------------
                                                                              263,436          277,976

Cash                                                                              976            1,821
Accrued investment income                                                       2,286            2,317
Premiums receivable                                                             6,214            7,143
Reinsurance recoverable on paid and unpaid losses                              18,833           19,285
Amounts due from reinsurers                                                     1,390            3,833
Other assets                                                                    8,606            7,801
                                                                       ------------------------------------
Total assets                                                                 $301,741         $320,176
                                                                       ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and loss adjustment expenses                                $118,478         $119,141
   Unearned premiums                                                           12,050           12,797
   Policyholder dividends                                                       8,108           10,175
   Deferred income taxes                                                        6,635           12,201
   Amounts due to reinsurers                                                    5,248                -
   Other liabilities                                                           10,624           10,259
   Class A Redeemable Common Stock                                                  -            7,802
                                                                       ------------------------------------
Total liabilities                                                             161,143          172,375

Shareholders' equity:
   Class B Common Stock--authorized, issued and outstanding, 1 share                1                1
   Class C Common Stock--authorized, 300,000 shares; issued and outstanding, 7,961 shares in 2000 and
     no shares in 1999; no par value                                                -                -
   Paid-in capital                                                             12,789           12,789
   Retained earnings                                                          104,524          100,095
   Net unrealized appreciation of investments                                  23,284           34,916
                                                                       ------------------------------------
                                                                              140,598          147,801
                                                                       ------------------------------------
Total liabilities and shareholders' equity                                   $301,741         $320,176
                                                                       ====================================



See accompanying notes.

           Midwest Medical Insurance Holding Company and Subsidiaries

                        Consolidated Statements of Income

                                 (In Thousands)


                                                          YEAR ENDED DECEMBER 31
                                                        2000    1999       1998
                                                     -------------------------------
Revenues:
   Net premiums earned                                  $41,344  $46,583   $35,014
   Net investment income                                 12,268   10,963    10,971
   Realized capital gains                                10,502    7,220     9,081
   Other                                                  4,332    2,823     1,352
                                                     -------------------------------
                                                         68,446   67,589    56,418

Losses and expenses:
   Losses and loss adjustment expenses                   39,587   41,468    37,494
   Policyholder dividends                                 8,108   10,175         -
   Underwriting, acquisition and insurance expenses       7,570    7,197     6,698
   Other operating expenses                               7,612    6,197     3,589
                                                     -------------------------------
                                                         62,877   65,037    47,781
                                                     -------------------------------
Income before income taxes                                5,569    2,552     8,637

Income taxes                                                283      816     2,689
                                                     -------------------------------
Net income                                             $  5,286 $  1,736  $  5,948
                                                     ===============================


See accompanying notes.

           Midwest Medical Insurance Holding Company and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

                                 (In Thousands)


                                                                                                               ACCUMULATED
                                                                                                                  OTHER
                                                                        CLASS B      PAID-IN      RETAINED    COMPREHENSIVE
                                                            TOTAL    COMMON STOCK    CAPITAL      EARNINGS        INCOME
                                                        ----------------------------------------------------------------------

Balance at December 31, 1997                               $126,291         $1        $12,789     $  93,643        $19,858
   Comprehensive income:
     Net income                                               5,948          -              -         5,948              -
     Other comprehensive income:
       Unrealized gains on securities net of $9,111
         in taxes                                            16,921          -              -             -         16,921
       Reclassification adjustment for gains included
         in net income net of $3,132 in taxes                (5,817)         -              -             -         (5,817)
                                                        -----------
   Total comprehensive income                                17,052
   Dividend paid by Midwest Medical Insurance Company
     to Midwest Medical Insurance Holding Company            (2,000)         -              -        (2,000)             -
   Net loss of non-insurance entities includable in
     Class A Common Stock redemption value                    1,104          -              -         1,104              -
                                                        ----------------------------------------------------------------------
Balance at December 31, 1998                                142,447          1         12,789        98,695         30,962
   Comprehensive income:
     Net income                                               1,736          -              -         1,736              -
     Other comprehensive income:
       Unrealized gains on securities net of $3,708
         in taxes                                             8,600          -              -             -          8,600
       Reclassification adjustment for gains included
         in net income net of $2,394 in taxes                (4,646)         -              -             -         (4,646)
                                                        -----------
   Total comprehensive income                                 5,690
   Dividend paid by Midwest Medical Insurance Company
     to Midwest Medical Insurance Holding Company            (2,050)         -              -        (2,050)             -
   Net loss of non-insurance entities includable in
     Class A Common Stock redemption value                    1,714          -              -         1,714              -
                                                        ----------------------------------------------------------------------
Balance at December 31, 1999                                147,801          1         12,789       100,095         34,916
   Reclassification of equity components related to
     stock restructure                                          172          -              -             -            172
   Comprehensive income:
     Net income                                               5,286          -              -         5,286              -
     Other comprehensive income:
       Unrealized losses on securities net of $2,515
         in tax benefits                                     (4,873)         -              -             -         (4,873)
       Reclassification adjustment for gains included
         in net income net of $3,571 in taxes                (6,931)         -              -             -         (6,931)
                                                        -----------
   Total comprehensive income                                (6,518)
   Dividend paid by Midwest Medical Insurance Company
     to Midwest Medical Insurance Holding Company            (3,000)         -              -        (3,000)             -
   Net loss of non-insurance entities includable in
     Class A Common Stock redemption value                    3,496          -              -         3,496              -
   Excess of tender price over redemption value
     related to stock restructure                            (1,353)         -              -        (1,353)             -
                                                        ----------------------------------------------------------------------
Balance at December 31, 2000                               $140,598         $1        $12,789      $104,524        $23,284
                                                        ======================================================================



See accompanying notes.

           Midwest Medical Insurance Holding Company and Subsidiaries

                      Consolidated Statements of Cash Flows

                                 (In Thousands)


                                                                                      YEAR ENDED DECEMBER 31
                                                                             2000              1999             1998
                                                                       -----------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                 $    5,286       $    1,736        $    5,948
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Decrease (increase) in accrued investment income                              31             (578)              602
     Decrease (increase) in premiums receivable                                   929           (5,120)           (1,489)
     Decrease (increase) in reinsurance recoverable                               452           (2,786)            2,618
     Decrease (increase) in amounts due from reinsurers                         2,443             (642)           (3,191)
     Increase in other assets                                                    (805)          (1,178)           (2,224)
     Deferred tax provision                                                       516              (90)            1,354
     (Decrease) increase in unpaid losses and loss adjustment expenses           (663)           8,177             3,158
     (Decrease) increase in unearned premiums                                    (747)           4,624             2,101
     (Decrease) increase in policyholder dividends                             (2,067)          10,175                 -
     Decrease in retrospective premiums                                             -           (8,543)           (1,362)
     Increase (decrease) in amounts due to reinsurers                           5,248                -            (2,984)
     Increase (decrease) in other liabilities                                     365            4,015            (5,145)
     Accretion of bond discount, net of premium amortization                     (253)            (636)             (134)
     Realized capital gains                                                   (10,502)          (7,220)           (9,081)
     Compensation expense for vested Class A Common Shares                      1,311              253               224
                                                                       -----------------------------------------------------
                                                                                1,544            2,187            (9,605)

INVESTING ACTIVITIES
Purchases of fixed maturity investments and equity securities                (106,361)        (171,139)         (401,922)
Sales of fixed maturity investments and equity securities                     120,049          174,651           398,717
Calls and maturities of fixed maturity investments                              4,180            2,000             1,250
Net (purchases) sales of short-term investments                               (10,459)          (5,572)           10,352
                                                                       -----------------------------------------------------
                                                                                7,409              (60)            8,397

FINANCING ACTIVITIES
Redemption of Class A Common Shares                                            (9,798)            (953)             (523)
                                                                       -----------------------------------------------------

(Decrease) increase in cash                                                      (845)           1,174            (1,731)
Cash at beginning of year                                                       1,821              647             2,378
                                                                       -----------------------------------------------------
Cash at end of year                                                       $       976       $    1,821       $       647
                                                                       =====================================================



See accompanying notes.

           Midwest Medical Insurance Holding Company and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2000


1. ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

The Minnesota Medical Insurance Exchange began operations in October 1980 as a reciprocal or inter-insurance exchange organized under Chapter 71A of the Minnesota Statutes. Minnesota Medical Management, Inc. was the Insurance Exchange's attorney-in-fact and was responsible for management of the Insurance Exchange.

On November 30, 1988, the Insurance Exchange was reorganized into a stock insurance company, Midwest Medical Insurance Company, under the statutes of the State of Minnesota. Concurrently, Medical Management merged with the Midwest Medical Insurance Holding Company, which then acquired all outstanding shares of the reorganized stock company.

Effective July 1, 1993, Midwest Medical merged with Iowa Physicians Mutual Insurance Trust, a physician-owned professional liability insurance company providing insurance coverage to Iowa physicians. As provided for in the agreement and plan of merger, Iowa Physicians was merged into Midwest Medical. The merger was accounted for as a pooling-of-interests.

Effective June 5, 1996, Midwest Medical merged with Medical Liability Mutual Insurance Company of Nebraska, a physician-owned professional liability insurance company providing insurance coverage to Nebraska physicians. As provided for in the agreement and plan of merger, Medical Liability Mutual was merged into Midwest Medical. The merger was accounted for as a pooling-of-interests.

During 1997, Midwest Holding formed Midwest Medical Solutions, Inc. as a business development company to strengthen and promote the independence and interdependencies of physicians, clinics and hospitals that Midwest Medical serves. Business development opportunities being pursued include practice enhancement, strategic consulting and technology services and support.

Effective January 1, 1998, Solutions purchased the assets of MedPower Information Services, Inc. Solutions then contributed those assets to its newly formed, wholly-owned subsidiary, Medpower Information Resources, Inc. MedPower processes and electronically submits medical claims for a network of over 100 provider entities.

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

Midwest Holding provides management and administrative services to Midwest Medical, Solutions and MedPower for a fee generally equal to the cost of services provided. Services operates independently with its own management and administrative staff and therefore does not have a management agreement with Midwest Holding.

Midwest Medical provides professional liability insurance to physicians, clinics, hospitals and healthcare systems in Minnesota, Iowa, Nebraska, Wisconsin, Illinois, North Dakota and South Dakota. Insurance policies issued by Midwest Medical are on a "claims made" basis and provide coverage for the policyholder for claims first made against the policyholder and reported to Midwest Medical during the policy period for claims which occurred on or after the retroactive date stated in the policy.

Midwest Medical provides, upon payment of an additional premium, a reporting endorsement which extends the period in which claims otherwise covered by the "claims made" policy may be reported to Midwest Medical. In the event of death or permanent disability of a policyholder, the reporting endorsement is issued without additional premium. Upon retirement, as defined in the policy, a policyholder with at least five years of consecutive coverage with Midwest Medical is eligible for a credit toward the additional premium for the reporting endorsement.

Prior acts coverage may be purchased by policyholders who were previously insured under a "claims made" policy with another professional liability insurer for an additional premium at the option of the insured in lieu of purchasing reporting endorsement coverage from the previous insurer.

           Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Midwest Holding and its wholly-owned subsidiaries, Midwest Medical, Services and Solutions, which includes Solution's wholly-owned subsidiary, MedPower. All transactions between Midwest Holding and its subsidiaries have been eliminated in consolidation with the exception of the distribution of capital to Midwest Holding by Midwest Medical in the form of dividends.

Hereafter, Midwest Holding, Midwest Medical, Services, Solutions and MedPower shall be collectively referred to as the Company unless the reference pertains to a specific entity.

BASIS OF PRESENTATION

The consolidated financial statements have been presented in conformity with accounting principles generally accepted in the United States, which differ in certain respects from statutory accounting practices followed by Midwest Medical in reporting to the Department of Commerce of the State of Minnesota (see Note
10).

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

           Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

Company has the ability to hold its fixed maturity investment portfolio to maturity, these investments are classified as "available for sale," as management may take advantage of opportunities to increase total return through sales of selected securities in response to changing market conditions.

Consistent with management's classification of its investment in debt and equity securities as available for sale, such investments are carried at fair value, with unrealized holding gains and losses reflected as a component of other comprehensive income, net of applicable deferred taxes.

Fair values are based on quoted market prices, where available. For fixed maturity investments not actively traded, fair values are estimated using values obtained from independent pricing services.

Short-term investments are principally money market funds backed by U.S. government securities and are recorded at cost, which approximates fair value.

Other investments are less than 20% equity interests in non-traded real estate investment trusts and are recorded at appraised value.

Realized gains and losses on sales of investments are reported on a pre-tax basis as a component of income and are determined on the specific identification basis.

LOSSES AND LOSS ADJUSTMENT EXPENSES

The liability for unpaid losses and loss adjustment expenses represents an estimate of the ultimate cost of all such amounts which are unpaid at the balance sheet dates. The liability is based on both case-by-case estimates and statistical analysis and projections using the historical loss experience of Midwest Medical, and gives effect to estimates of trends in claim severity and frequency. These estimates are continually reviewed and, as adjustments become necessary, such adjustments are included in current operations. Midwest Medical believes that the estimate of the liability for losses and loss adjustment expenses is reasonable.

           Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

PREMIUMS AND POLICYHOLDER DIVIDENDS

Premiums received are recorded as earned ratably over the lives of the policies to which they apply. A portion of premiums received is deferred to recognize Midwest Medical's obligation to provide reporting endorsement coverage without additional premium upon the death, disability or retirement of policyholders. This amount is recorded as an unearned premium reserve and represents the actuarially determined present value of future benefits to be provided less the present value of future revenues to be received.

Prior to 1999, Midwest Medical had a retrospective premium program whereby physicians may have received credits against future premiums based upon the loss experience of Midwest Medical. Amounts returned under the program were accrued when approved by the Board of Directors and reflected as a reduction in net premiums earned. Beginning in 1999, the retrospective premium program was replaced by a policyholder dividend program. Policyholder dividends are accrued when approved by the Board of Directors and are recorded as a separate component of losses and expenses in the consolidated statements of income.

REINSURANCE

Midwest Medical cedes reinsurance in order to reduce its liability on individual risks and to enable it to write business at limits it otherwise would be unable to accept. Reinsurance contracts are principally excess-of-loss contracts which indemnify Midwest Medical for losses in excess of a stated retention limit up to the policy limits.

Reinsurance receivables and recoverables and prepaid reinsurance premiums are reported as assets. Reserve liabilities are reported gross of reinsurance credits.

ACQUISITION COSTS

Acquisition costs are expensed when incurred. As most of its premium is written without the use of intermediaries, Midwest Medical does not pay significant amounts in commissions.

           Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

OTHER REVENUES

Other revenues include commission income from insurance carriers for Services, technology consulting fees from healthcare providers for Solutions and electronic claims processing fees from healthcare providers for MedPower. Generally, such revenues are earned as the related services are provided or performed.

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

2. CAPITAL STRUCTURE

Effective November 30, 1988, Midwest Medical policyholders earned Class A Common Shares for each month of service pursuant to a stock allocation formula based on underwriting risk classification. Shares earned by new policyholders were not issued until the end of five years of continuous coverage under a Midwest Medical policy (the vesting date). At the vesting date, the issued shares were recorded at the then current redemption value (see Note 11).

           Midwest Medical Insurance Holding Company and Subsidiaries

2. CAPITAL STRUCTURE (CONTINUED)

Midwest Holding accounted for these shares by increasing Common Stock by the par value ($.01 per share) of the newly issued shares, increasing paid-in capital by the excess of the redemption value over par and charging stock compensation expense for the full redemption value. Once vested, policyholders continued to earn shares for each month they remained insured with Midwest Medical according to the stock allocation formula. Midwest Holding accounted for additional shares issued to vested policyholders by increasing Common Stock for the par value of the shares and decreasing retained earnings by the same amount.

In accordance with the Articles of Incorporation and By-laws of Midwest Holding, only active policyholders of Midwest Medical owned shares of Class A Common Stock of Midwest Holding. At each meeting of the shareholders, every Class A shareholder having the right to vote was entitled to one vote, either in person or by proxy, regardless of the number of Class A shares held by the individual.

Class A shareholders were required to redeem their shares with Midwest Holding upon termination as policyholders of Midwest Medical. The net redemption value
(NRV) of the shares was equal to the net book value of Midwest Holding, excluding the amount of net book value that was attributable to Midwest Medical, divided by the number of outstanding Class A Common Shares of Midwest Holding at the semi-annual valuation dates of June 30 and December 31 of each year. The amount paid upon redemption was the redemption value determined at the most recent semi-annual valuation.

The Board of Directors of Midwest Holding approved a tender offer for the exchange and redemption of substantially all Class A shares owned by Class A shareholders of record on April 30, 2000. Pursuant to the offer, Class A shareholders who tendered their shares received $66 for each Class A share owned, plus one Class C share. The tender offer was conducted during the summer of 2000 and was closed effective July 31, 2000. Remaining shares outstanding after closing of the tender offer were subsequently acquired pursuant to individual offers under identical terms. All outstanding Class A Common Shares of Midwest Holding were exchanged and redeemed as of December 31, 2000. During 2000, payments of $9,541,000 were made to Class A shareholders for stock redemptions related to these offers.

           Midwest Medical Insurance Holding Company and Subsidiaries

2. CAPITAL STRUCTURE (CONTINUED)

Like the Class A shares, Class C shares are not publicly or privately traded. The Class C shares provide all shareholders with the same voting rights as the Class A shares. Class C shareholders, however, do not accrue additional shares and the Class C shares have no redemption value. Issuance of Class C shares will not be subject to any vesting requirements. In the event of a liquidation, sale or similar transaction, Class C shareholders would participate in the proceeds according to a distribution formula developed by the Board of Directors. This formula takes into account the underwriting risk classification and years of coverage of each shareholder. As this is the same distribution formula that was previously applicable to Class A shares, Class C shareholders will retain the same percentage ownership after the exchange as they had before the exchange. Class C shares are returned to Midwest Holding upon termination of the shareholder's insurance coverage with Midwest Medical.

Midwest Holding has issued one share of Class B voting stock that carries with it the right to elect the Board of Directors of Midwest Holding. The Minnesota Medical Association and the Iowa Medical Society currently exercise the voting rights. A majority of the Class C shareholders may at any time, by a two-thirds vote, elect to redeem the Class B share at cost.

           Midwest Medical Insurance Holding Company and Subsidiaries

2. CAPITAL STRUCTURE (CONTINUED)

Following is the detail of changes in redeemable stock for each of the three years in the period ended December 31, 2000 (in thousands, except for share and per share amounts):

                                                                                                MIDWEST      MIDWEST    ACCUMULATED
                                                                         CLASS A COMMON STOCK   HOLDING      HOLDING      OTHER
                                                                         --------------------   PAID-IN     RETAINED  COMPREHENSIVE
                                                               TOTAL      SHARES     AMOUNT     CAPITAL     EARNINGS      INCOME
                                                             ----------------------------------------------------------------------
   Balance at January 1, 1998                                  $7,476      121,322      $1       $4,358      $3,038       $  79
     Comprehensive income:
       Net loss of non-insurance entities includable in
         Class A Common Stock redemption value                 (1,104)           -       -            -      (1,104)          -
       Other comprehensive income:
         Unrealized gains on securities net of $39 in taxes        73            -       -            -           -          73
                                                             ----------
     Total comprehensive income                                (1,031)
     Redemption of shares due to policyholder terminations
       by effective date:
         January 1, 1998 to June 30, 1998; NRV of $61.63         (251)      (4,070)      -         (147)       (104)          -
         July 1, 1998 to December 31, 1998; NRV of $54.70        (272)      (4,935)     (1)        (160)       (111)          -
     Issuance of shares to vested policyholders                     -        9,437       1            -          (1)          -
     Initial issuance of shares to policyholders upon vesting     224        3,928       -          224           -           -
     Dividends from Midwest Medical                             2,000            -       -        2,000           -           -
                                                             ----------------------------------------------------------------------
   Balance at December 31, 1998 (carried forward)               8,146      125,682       1        6,275       1,718         152

           Midwest Medical Insurance Holding Company and Subsidiaries

2. CAPITAL STRUCTURE (CONTINUED)

                                                                                               MIDWEST     MIDWEST   ACCUMULATED
                                                                      CLASS A COMMON STOCK     HOLDING     HOLDING      OTHER
                                                                   ------------------------    PAID-IN    RETAINED  COMPREHENSIVE
                                                            TOTAL    SHARES         AMOUNT     CAPITAL    EARNINGS     INCOME
                                                            ----------------------------------------------------------------------
   Balance at December 31, 1998 (brought forward)           $8,146    125,682        $1          $6,275     $1,718      $152
     Comprehensive income:
       Net loss of non-insurance entities includable in
         Class A Common Stock redemption value              (1,714)         -         -               -     (1,714)        -
       Other comprehensive income:
         Unrealized gains on securities net of $11 in taxes     20          -         -               -          -        20
                                                            -------
     Total comprehensive income                             (1,694)
     Redemption of shares due to policyholder terminations
       by effective date:
         January 1, 1999 to June 30, 1999; NRV of $64.81      (504)    (7,784)        -            (341)      (163)        -
         July 1, 1999 to December 31, 1999; NRV of $60.10     (450)    (7,240)       (1)           (304)      (145)        -
     Issuance of shares to vested policyholders                  1      8,702         1               -          -         -
     Initial issuance of shares to policyholders upon
       vesting                                                 253      4,149         -             253          -         -
     Dividends from Midwest Medical                          2,050          -         -           2,050          -         -
                                                            ----------------------------------------------------------------------
   Balance at December 31, 1999 (carried forward)            7,802    123,509         1           7,933       (304)      172

           Midwest Medical Insurance Holding Company and Subsidiaries

2. CAPITAL STRUCTURE (CONTINUED)

                                                                                                 MIDWEST     MIDWEST     ACCUMULATED
                                                                         CLASS A COMMON STOCK    HOLDING     HOLDING       OTHER
                                                                         --------------------    PAID-IN    RETAINED   COMPREHENSIVE
                                                                 TOTAL    SHARES     AMOUNT      CAPITAL    EARNINGS       INCOME
                                                            -----------------------------------------------------------------------
   Balance at December 31, 1999 (brought forward)                $7,802    123,509      $1        $7,933    $  (304)       $172
     Reclassification of equity components related to stock
       restructure                                                 (172)         -       -             -          -        (172)
     Comprehensive income:
       Net loss of non-insurance entities includable in
         Class A Common Stock redemption value                   (3,496)         -       -             -     (3,496)          -
     Redemption of shares due to policyholder terminations
       by effective date:
         January 1, 2000 to April 30, 2000; NRV of $63.18          (257)    (4,125)      -          (257)         -           -
     Issuance of shares to vested policyholders                       -      5,272       -             -          -           -
     Initial issuance of shares to policyholders upon
       vesting                                                    1,311     19,896       -         1,311          -           -
     Redemption of shares related to stock restructure           (9,541)  (144,552)     (1)       (9,540)         -           -
     Dividends from Midwest Medical                               3,000          -       -         3,000          -           -
     Excess of tender price over redemption value related
       to stock restructure                                       1,353          -       -        (2,447)     3,800           -
                                                            -----------------------------------------------------------------------
   Balance at December 31, 2000                               $       -          -      $-     $       -   $      -      $    -
                                                            =======================================================================

           Midwest Medical Insurance Holding Company and Subsidiaries

3. INVESTMENTS

Components of net investment income are summarized as follows (in thousands):

                                           2000      1999         1998
                                         ---------------------------------

   Fixed maturities                        $10,722   $  9,836    $  9,339
   Equity securities                           878        870         872
   Short-term investments                    1,030        518         930
   Other investments                           857        854         855
                                         ---------------------------------
                                            13,487     12,078      11,996
   Investment expenses                      (1,219)    (1,115)     (1,025)
                                         ---------------------------------
                                           $12,268    $10,963     $10,971
                                         =================================

The cost (amortized cost for fixed maturities) and fair value of available for sale investments are as follows (in thousands):

                                                                DECEMBER 31, 2000
                                                  ----------------------------------------------
                                                                  GROSS     GROSS
                                                                UNREALIZED UNREALIZED  MARKET
                                                       COST       GAINS     LOSSES     VALUE
                                                  ----------------------------------------------
   Fixed maturities:
     Midwest Medical:
       United States Government                       $ 59,756    $   549   $  (493)   $ 59,812
       Public utilities                                  1,451          -      (219)      1,232
       Industrial and other                             87,625      1,225    (3,378)     85,472
                                                  ----------------------------------------------
   Total                                              $148,832    $ 1,774   $(4,090)   $146,516
                                                  ==============================================

   Equity securities:
     Midwest Holding:
       Common stock:
         Industrial, miscellaneous and other          $     59    $    22   $     -    $     81
     Midwest Medical:
       Common stock:
         Banks, trusts and insurance companies           4,383      4,556         -       8,939
         Industrial, miscellaneous and other            45,297     37,133    (5,032)     77,398
                                                  ----------------------------------------------
   Total                                              $ 49,739    $41,711   $(5,032)   $ 86,418
                                                  ==============================================

   Other long-term investments:
     Midwest Medical:
       Real estate investment trusts                  $ 10,000    $   915   $     -    $ 10,915
                                                  ==============================================

           Midwest Medical Insurance Holding Company and Subsidiaries

3. INVESTMENTS (CONTINUED)

                                                                     DECEMBER 31, 1999
                                                  ---------------------------------------------------------
                                                                    GROSS          GROSS
                                                                  UNREALIZED     UNREALIZED     MARKET
                                                       COST         GAINS          LOSSES       VALUE
                                                  ---------------------------------------------------------
   Fixed maturities:
     Midwest Medical:
       United States Government                       $ 74,387      $    25       $(2,717)      $ 71,695
       Public utilities                                  1,450            -          (205)         1,245
       Industrial and other                             83,627           31        (2,648)        81,010
                                                  ---------------------------------------------------------
   Total                                              $159,464      $    56       $(5,570)      $153,950
                                                  =========================================================

   Equity securities:
     Midwest Holding:
       Common stock:
         Industrial, miscellaneous and other          $    282      $   266       $     -       $    548
     Midwest Medical:
       Common stock:
         Banks, trusts and insurance companies           3,375        4,703             -          8,078
         Industrial, miscellaneous and other            42,559       55,504        (1,791)        96,272
                                                  ---------------------------------------------------------
   Total                                              $ 46,216      $60,473       $(1,791)      $104,898
                                                  =========================================================

   Other long-term investments:
     Midwest Medical:
       Real estate investment trusts                  $ 10,000      $     -       $     -       $ 10,000
                                                  =========================================================

           Midwest Medical Insurance Holding Company and Subsidiaries

3. INVESTMENTS (CONTINUED)

The components of the unrealized appreciation on available for sale securities as of December 31 are as follows (in thousands):

                                                   2000                                1999
                                    --------------------------------- ------------------------------------
                                        MIDWEST          MIDWEST            MIDWEST           MIDWEST
                                        HOLDING          MEDICAL            HOLDING           MEDICAL
                                    --------------------------------- ------------------------------------
   Fixed maturities:
     Gross unrealized gains                $  -          $  1,774            $    -         $       56
     Gross unrealized losses                  -            (4,090)                -             (5,570)

   Equity securities:
     Gross unrealized gains                  22            41,689               266             60,207
     Gross unrealized losses                  -            (5,032)                -             (1,791)

   Other long-term investments:
     Gross unrealized gains                   -               915                 -                  -
                                    --------------------------------- ------------------------------------
                                             22            35,256               266             52,902
   Deferred income taxes                     (8)          (11,986)              (94)           (17,986)
                                    --------------------------------- ------------------------------------
                                            $14           $23,270              $172            $34,916
                                    ================================= ====================================

The amortized cost and market value of fixed maturities at December 31, 2000, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                            AMORTIZED         MARKET
                                                                               COST            VALUE
                                                                       ------------------------------------
   Due in one year or less                                                 $    3,370       $    3,370
   Due after one year through five years                                       17,671           16,916
   Due after five years through ten years                                      53,131           52,296
   Due after ten years                                                         74,660           73,934
                                                                       ------------------------------------
                                                                             $148,832         $146,516
                                                                       ====================================

           Midwest Medical Insurance Holding Company and Subsidiaries

3. INVESTMENTS (CONTINUED)

Proceeds from sales of available for sale investments and the related gross realized gains and losses are as follows (in thousands):

                                                       PROCEEDS FROM    GROSS REALIZED    GROSS REALIZED
                                                           SALES             GAINS            LOSSES
                                                     ------------------------------------------------------
   Year ended December 31, 2000:
     Fixed maturities                                     $  70,372         $     364         $(2,107)
     Equity securities                                       49,677            17,817          (5,572)

   Year ended December 31, 1999:
     Fixed maturities                                       154,388               608          (3,700)
     Equity securities                                       20,263            11,292            (980)

   Year ended December 31, 1998:
     Fixed maturities                                       382,048             3,600            (769)
     Equity securities                                       16,669             6,536            (286)

Net unrealized appreciation of fixed maturities increased (decreased) by $3,198,000, $(8,736,000) and $1,837,000 and net unrealized appreciation of equity securities (decreased) increased by $(22,003,000), $14,036,000 and $15,360,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Net unrealized appreciation of other long-term investments increased by $915,000 for the year ended December 31, 2000 as a result of an initial, independent appraisal of the non-traded real estate investment trusts.

4. POLICYHOLDER DIVIDENDS AND RETROSPECTIVE PREMIUMS

In 1999, Midwest Medical instituted a policyholder dividend program that replaced the previous retrospective premium credit program for physicians. To implement the program, Midwest Medical issued participating policy endorsements to all active physician, clinic and hospital accounts during 1999 and 2000. Participating policies represented 96% and 91% of total premiums in force and premium income at December 31, 2000 and December 31, 1999, respectively.

           Midwest Medical Insurance Holding Company and Subsidiaries

4. POLICYHOLDER DIVIDENDS AND RETROSPECTIVE PREMIUMS (CONTINUED)

In the third quarter of 2000, Midwest Medical's Board of Directors declared an $8,000,000 dividend to be paid to physician and clinic policyholders in four equal installments in February, May, August and November 2001. The dividend will be awarded proportionately based on annual premiums for physician and clinic policyholders that were insured by Midwest Medical in 1996 and remain insured throughout 2001.

In the fourth quarter of 2000, Midwest Medical's Board of Directors declared an $108,000 dividend to be paid to hospital policyholders for policies that were written from 1995 through 1999 and that renew in 2001. The dividend will be awarded based on the number of years insured with Midwest Medical and will be paid within two months after the hospital policy renews in 2001.

In the third quarter of 1999, Midwest Medical's Board of Directors declared a $10,100,000 dividend that was paid to physician and clinic policyholders in four equal installments in February, May, August and November 2000. The dividend was awarded proportionately based on annual premiums for physician and clinic policyholders that were insured by Midwest Medical in 1995 and remain insured throughout 2000.

In the fourth quarter of 1999, Midwest Medical's Board of Directors declared a $75,000 dividend that was paid to hospital policyholders for policies that were written from 1995 through 1998 and that renewed in 2000. The dividend was awarded based on the number of years insured with Midwest Medical and was paid within two months after the hospital policy renewed in 2000.

Prior to 1999, retrospective premium credits were deducted from net premiums earned. Under the new policyholder dividend program, dividends are recorded as a component of losses and expenses. The following illustrates what net premiums earned would have been had retrospective premium credits been issued as policyholder dividends.

                                                            2000             1999              1998
                                                     ------------------------------------------------------
   Net premiums earned per consolidated statements
     of income                                              $41,344           $46,583          $35,014
   Retrospective premium credits                                  -               317            6,719
                                                     ------------------------------------------------------
   Pro forma net premiums earned                            $41,344           $46,900          $41,733
                                                     ======================================================

           Midwest Medical Insurance Holding Company and Subsidiaries

4. POLICYHOLDER DIVIDENDS AND RETROSPECTIVE PREMIUMS (CONTINUED)

Retrospective premium payments of $5,802,000 and $5,008,000 were made to Minnesota and North Dakota policyholders in 1999 and 1998, respectively.

A provision of the agreement and plan of merger between Iowa Physicians and Midwest Medical required that any favorable development of certain pre-merger liabilities of Iowa Physicians be paid to the former Iowa Physicians policyholders who remain active Midwest Medical insureds as of the date of payment through a retrospective premium credit. This agreement stipulated that any amounts due under this provision be finalized using financial information as of December 31, 1998. During 1999, final payments of $3,058,000 were made to former Iowa Physicians policyholders under the terms of the agreement. During 1998, retrospective premium payments of $3,073,000 were made to former Iowa Physicians policyholders.

A provision of the agreement and plan of merger between Medical Liability Mutual and Midwest Medical requires that any favorable development of certain pre-merger liabilities of Medical Liability Mutual be paid to the former Medical Liability Mutual policyholders who remain active Midwest Medical insureds as of the date of payment through a retrospective premium credit. The agreement further stipulates that any amounts due under this provision must be settled no later than June 5, 2001. As of December 31, 2000, there has been no favorable development and, therefore, no accrual or payments have been made related to this provision.

           Midwest Medical Insurance Holding Company and Subsidiaries

5. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The reconciliation of the liability for unpaid losses and loss adjustment expenses is as follows (in thousands):

                                                                  2000         1999
                                                                -------------------------

   Balance as of January 1, net of reinsurance recoverables       $  99,894   $  94,467

   Incurred related to:
     Current year                                                    47,463      45,942
     Prior years                                                     (7,876)     (4,474)
                                                                -------------------------
   Total incurred                                                    39,587      41,468

   Paid related to:
     Current year                                                     3,331       2,253
     Prior years                                                     35,886      33,788
                                                                -------------------------
   Total paid                                                        39,217      36,041
                                                                -------------------------

   Balance as of December 31, net of reinsurance recoverables       100,264      99,894

   Reinsurance recoverables at December 31                           18,214      19,247
                                                                -------------------------

   Balance as of December 31, gross                                $118,478    $119,141
                                                                =========================



Midwest Medical continually evaluates emerging trends in the development of loss liabilities, including the trends related to the pre-merger Iowa Physicians and Medical Liability Mutual business. Based on this analysis, management periodically adjusts their estimates of ultimate losses.

           Midwest Medical Insurance Holding Company and Subsidiaries

6. SEGMENT INFORMATION

The Company is organized into five legal entity business segments consisting of Midwest Holding, Midwest Medical, Services, Solutions and MedPower. The business and accounting policies of the reportable segments are described in Note 1 to the consolidated financial statements. Management evaluates the performance of each business segment based primarily on profit or loss from operations. With the exception of foreign stocks and bonds held as investments by Midwest Medical, all business transactions are conducted in the United States. The following financial information summarizes the results of operations and total assets reported by the five business segments for the years ended 2000, 1999 and 1998 (in thousands).

           Midwest Medical Insurance Holding Company and Subsidiaries

6. SEGMENT INFORMATION (CONTINUED)

                                                                2000
                                           -----------------------------------------------------------
                                             MIDWEST           MIDWEST
                                             HOLDING           MEDICAL        SERVICES       SOLUTIONS
                                           -----------------------------------------------------------
Revenues:
   External customers                          $      -       $ 41,900          $1,717         $   267
   Intersegment                                  15,372              -               -              14
   Net investment income                         (1,138)        12,166               9              15
   Other (2)                                        214         12,006               -               -
                                           -----------------------------------------------------------
                                                 14,448         66,072           1,726             296

Total expenses                                   17,306         55,264           1,836           2,114
                                           -----------------------------------------------------------

(Loss) income  before income taxes               (2,858)        10,808            (110)         (1,818)
Income tax (benefit) expense                       (939)         2,026             (32)           (618)
                                           -----------------------------------------------------------
Net (loss) income                              $ (1,919)      $  8,782          $  (78)        $(1,200)
                                           ===========================================================

Total assets                                   $154,133       $304,932          $2,192         $ 2,116
                                           ===========================================================



                                                             2000
                                           --------------------------------------------------

                                           MEDPOWER     ELIMINATIONS (1)     CONSOLIDATED
                                           --------------------------------------------------
Revenues:
   External customers                        $  308          $       -          $ 44,192
   Intersegment                                   -            (15,386)                -
   Net investment income                         28              1,188            12,268
   Other (2)                                      -               (234)           11,986
                                           --------------------------------------------------
                                                336            (14,432)           68,446

Total expenses                                  789            (14,432)           62,877
                                           --------------------------------------------------

(Loss) income  before income taxes             (453)                 -             5,569
Income tax (benefit) expense                   (154)                 -               283
                                           --------------------------------------------------
Net (loss) income                            $ (299)         $       -          $  5,286
                                           ==================================================

Total assets                                 $1,188          $(162,820)         $301,741
                                           ==================================================



(1) Intersegment eliminations for revenues and expenses are primarily for management, administrative and investment services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables for management fees and reclassifications between assets and liabilities for taxes.

(2) Other revenues consist primarily of net realized capital gains and interest received on federal income tax refunds.

           Midwest Medical Insurance Holding Company and Subsidiaries

6. SEGMENT INFORMATION (CONTINUED)

                                                                         1999
                                           ---------------------------------------------------------------
                                                 MIDWEST        MIDWEST
                                                 HOLDING        MEDICAL         SERVICES       SOLUTIONS
                                           ---------------------------------------------------------------
Revenues:
   External customers                           $      -      $  47,181        $ 1,661       $       -
   Intersegment                                   16,273              -              -               -
   Net investment income                            (696)        10,780             21              17
   Other (2)                                         185          7,041              -               -
                                           ---------------------------------------------------------------
                                                  15,762         65,002          1,682              17

Total expenses                                    15,584         59,904          1,648           1,408
                                           ---------------------------------------------------------------

Income (loss) before income taxes                    178          5,098             34          (1,391)
Income tax expense (benefit)                          91          1,648             15            (473)
                                           ---------------------------------------------------------------
Net income (loss)                               $    87       $  3,450         $   19        $   (918)
                                           ===============================================================

Total assets                                    $160,848      $311,367         $1,634          $1,539
                                           ===============================================================



                                                              1999
                                           -------------------------------------------------

                                            MEDPOWER     ELIMINATIONS (1)     CONSOLIDATED
                                           -------------------------------------------------
Revenues:
   External customers                       $  410          $      -           $ 49,252
   Intersegment                                 13           (16,286)                 -
   Net investment income                        13               828             10,963
   Other (2)                                     -               148              7,374
                                           -------------------------------------------------
                                               436           (15,310)            67,589

Total expenses                               1,803           (15,310)            65,037
                                           -------------------------------------------------

Income (loss) before income taxes           (1,367)                -              2,552
Income tax expense (benefit)                  (465)                -                816
                                           -------------------------------------------------
Net income (loss)                           $ (902)        $       -           $  1,736
                                           =================================================

Total assets                                $1,123         $(156,335)          $320,176
                                           =================================================




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

           Midwest Medical Insurance Holding Company and Subsidiaries

6. SEGMENT INFORMATION (CONTINUED)

                                                                        1998
                                           -------------------------------------------------------------
                                                 MIDWEST        MIDWEST
                                                 HOLDING        MEDICAL       SERVICES       SOLUTIONS
                                           -------------------------------------------------------------
Revenues:
   External customers                           $      -       $ 35,771           $-            $    -
   Intersegment                                   14,038              -            -                 -
   Net investment income                            (429)        10,731            -                 3
   Other (2)                                         139          8,944            -                 -
                                           -------------------------------------------------------------
                                                  13,748         55,446            -                 3

Total expenses                                    13,481         45,126            -               916
                                           -------------------------------------------------------------

Income (loss) before income taxes                    267         10,320            -              (913)
Income tax expense (benefit)                         104          3,268            -              (320)
                                           -------------------------------------------------------------
Net income (loss)                               $    163       $  7,052           $-            $ (593)
                                           =============================================================

Total assets                                    $154,727       $287,639           $3            $2,728
                                           =============================================================





                                                                      1998
                                           --------------------------------------------------

                                           MEDPOWER     ELIMINATIONS (1)     CONSOLIDATED
                                           --------------------------------------------------
Revenues:
   External customers                       $   387         $       -           $ 36,158
   Intersegment                                   -           (14,038)                 -
   Net investment income                          2               664             10,971
   Other (2)                                      -               206              9,289
                                           --------------------------------------------------
                                                389           (13,168)            56,418

Total expenses                                1,426           (13,168)            47,781
                                           --------------------------------------------------

Income (loss) before income taxes            (1,037)                -              8,637
Income tax expense (benefit)                   (363)                -              2,689
                                           --------------------------------------------------
Net income (loss)                           $  (674)        $       -           $  5,948
                                           ==================================================

Total assets                                $ 1,693         $(151,307)          $295,483
                                           ==================================================

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

           Midwest Medical Insurance Holding Company and Subsidiaries

7. INCOME TAXES

Components of income taxes are as follows (in thousands):

                                                        2000     1999     1998
                                                     ---------------------------
   Current provision                                    $(233)   $906     $1,335
   Deferred tax provision                                 516     (90)     1,354
                                                     ---------------------------
                                                        $ 283    $816     $2,689
                                                     ===========================

The Company's income taxes differ from the federal statutory rate applied to income before tax as follows (in thousands):

                                                        2000     1999     1998
                                                     ----------------------------

   Income before tax at the federal statutory rate
     (34% - 2000 and 1999,
     35% - 1998)                                       $ 1,894   $868     $3,023
   Dividends received deductions (net of proration
     adjustment)                                           (77)   (81)       (99)
   State income taxes, net of federal tax benefit
                                                           155     86         37
   Benefit for prior year income taxes                  (1,697)   (59)      (267)
   Other                                                     8      2         (5)
                                                     ----------------------------
                                                       $   283   $816     $2,689
                                                     ============================

The deferred income tax provision includes the following differences between financial and income tax reporting (in thousands):

                                                      2000       1999      1998
                                                     -----------------------------
   Discounting of post-1986 unpaid losses and loss
     adjustment expenses                               $290       $ 167    $  842
   Liabilities not currently deductible                  12        (121)      596
   Unearned and advanced premiums                        87        (256)     (151)
   Investment income not currently taxable               34         156         -
   Other                                                 93         (36)       67
                                                     -----------------------------
                                                       $516       $ (90)   $1,354
                                                     =============================

           Midwest Medical Insurance Holding Company and Subsidiaries

7. INCOME TAXES (CONTINUED)

The Company made income tax payments of $2,298,000, $1,751,000 and $3,041,000 in 2000, 1999 and 1998, respectively.

The components of the net deferred income tax (liability) asset as of December 31 are as follows (in thousands):

                                                       2000          1999
                                                      -----------------------
   Deferred tax assets:
     Unpaid losses and loss adjustment expenses       $  3,700     $  3,990
     Liabilities not currently deductible                1,188        1,200
     Unearned and advanced premiums                        797          884
     Other                                                 587          730
                                                      -----------------------
                                                         6,272        6,804

   Deferred tax liabilities:
     Unrealized gains                                  (11,995)     (18,077)
     Other                                                (912)        (928)
                                                      -----------------------
                                                       (12,907)     (19,005)
                                                      -----------------------
                                                      $ (6,635)    $(12,201)
                                                      =======================

           Midwest Medical Insurance Holding Company and Subsidiaries

8. REINSURANCE

To reduce overall risk, including exposure to large losses, Midwest Medical participates in various reinsurance programs. Midwest Medical would only become liable for losses in excess of stipulated amounts in the event that any reinsuring company were unable to meet its obligations under the existing agreement. Management is not aware of any such default at December 31, 2000. Midwest Medical evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Reinsurance recoverables on paid and unpaid losses of $15,117,000 and $15,648,000 are associated with a single reinsurer, General Reinsurance Corporation, at December 31, 2000 and 1999, respectively. Midwest Medical also holds collateral under related reinsurance agreements in the form of letters of credit totaling $2,267,000 that can be drawn upon in the event the applicable reinsuring company is unable to pay its obligation to Midwest Medical.

Midwest Medical is authorized to issue policies with limits not to exceed $12,000,000 for each claim and $14,000,000 in the aggregate under each policy in any one policy year. Limits in excess of $12,000,000 for each claim and $14,000,000 annual aggregate are available to physicians and clinics through reinsurance placed on a facultative basis by Midwest Medical. Midwest Medical generally retains the first $750,000 of each claim and reinsures the remainder through a treaty under which premiums are subject to adjustment based on experience.

The effect of reinsurance on premiums written and earned for 2000, 1999 and 1998 is as follows (in thousands):

                       2000                 1999                   1998
             -------------------- -------------------- -------------------------
              WRITTEN    EARNED    WRITTEN    EARNED        WRITTEN    EARNED
             -------------------- -------------------- -------------------------

   Direct      $48,554   $49,302    $51,672   $47,048       $39,431   $37,329
   Assumed          76        76         48        48            97        97
   Ceded        (7,851)   (8,034)    (1,897)     (513)       (2,601)   (2,412)
             -------------------- -------------------- -------------------------
   Net         $40,779   $41,344    $49,823   $46,583       $36,927   $35,014
             ==================== ==================== =========================

           Midwest Medical Insurance Holding Company and Subsidiaries

8. REINSURANCE (CONTINUED)

Loss and loss adjustment expenses incurred are net of applicable reinsurance of $5,315,000, $5,204,000 and $2,240,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

In 1998, Midwest Medical commuted reinsurance treaties covering the period January 1, 1991 through December 31, 1991. Net premiums recovered as a result of these commutations of $789,000 have been included in net premiums earned in 1998. As a result of this and prior treaty commutations, Midwest Medical has no reinsurance coverage for the exposure period October 1, 1986 through December 31, 1991. Due to the nature of Midwest Medical's policies, there is no risk of incurring future losses related to this time period.

9. BENEFIT PLANS

Substantially all employees of Midwest Holding are covered by a non-contributory defined contribution pension plan. Contributions to the plan are based upon each covered employee's salary. Substantially all employees at Midwest Holding are also covered by a 401(k) plan that provides a 50% match on employee contributions subject to certain limitations. Total contributions charged to expense for the years ended December 31, 2000, 1999 and 1998 were $583,000, $581,000 and $521,000, respectively.

Midwest Holding provides an unfunded Supplemental Executive Retirement Plan
(SERP) which is a non-qualified, defined benefit retirement plan covering certain Midwest Holding officers. Benefits are based upon years of service and compensation. Although the plan is technically unfunded, Midwest Holding invests in specified assets which are designed to coordinate with the projected obligation under the SERP. The net periodic pension cost for this plan was $574,000, $441,000 and $404,000 for the years ended December 31, 2000, 1999 and
1998, respectively. The liability recognized in the consolidated balance sheets at December 31, 2000 and 1999 related to this plan was $3,101,000 and $2,704,000, respectively.

           Midwest Medical Insurance Holding Company and Subsidiaries

9. BENEFIT PLANS (CONTINUED)

Midwest Holding also provides medical benefits to retirees through a defined benefit post-retirement plan which covers substantially all employees. The net periodic post-retirement benefit cost for the years ended December 31, 2000, 1999 and 1998 was $36,000, $23,000 and $41,000, respectively. As of December 31,
2000 and 1999, the net post-retirement benefit plan liability was $51,000 and $19,000, respectively.

10. RECONCILIATION WITH STATUTORY ACCOUNTING PRINCIPLES

Accounting principles generally accepted in the United States differ in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory basis).

The following is a reconciliation of net income and shareholders' equity under US GAAP with that reported for Midwest Medical on a statutory basis (in thousands):

                                   Net Income

                                                         YEAR ENDED DECEMBER 31
                                                         2000      1999     1998
                                                       -----------------------------
   On the basis of US GAAP, Midwest Medical
     only                                                $8,782    $3,450   $7,052
   Additions:
     Deferred income taxes                                  836        37    1,390
                                                       -----------------------------
   On the basis of statutory accounting principles       $9,618    $3,487   $8,442
                                                       =============================

           Midwest Medical Insurance Holding Company and Subsidiaries

10. RECONCILIATION WITH STATUTORY ACCOUNTING PRINCIPLES (CONTINUED)

                              Shareholders' Equity

                                                                            DECEMBER 31
                                                                2000            1999            1998
                                                          -------------------------------------------------
   On the basis of US GAAP, Midwest Medical
     only                                                       $141,935        $147,800        $142,446

   Additions (deductions):
     Deferred income taxes                                         7,714          12,878          11,526
     Unrealized loss (gain) on fixed maturities                    2,316           5,514          (3,222)
     Non-admitted assets                                         (11,564)         (1,000)              -
     Prescribed market value differences                             (16)           (253)              -
     Other                                                             1            (179)            (34)
                                                          -------------------------------------------------
   On the basis of statutory accounting principles              $140,386        $164,760        $150,716
                                                          =================================================

Under Minnesota insurance statutes, Midwest Medical is required to maintain statutory surplus in excess of ten times its per risk reinsurance retention limit. Since Midwest Medical limited its retention to $750,000 on any single risk, the minimum statutory surplus level was $7,500,000 for 2000, 1999 and 1998.

Dividends that exceed the greater of 10% of Midwest Medical's prior year-end policyholder surplus or Midwest Medical's prior year net income excluding realized capital gains are considered extraordinary under Minnesota insurance statutes. Payment of extraordinary dividends is subject to the approval of the Commissioner of the Department of Commerce of the State of Minnesota. At December 31, 2000, the maximum dividend that may be paid by Midwest Medical in 2001 without regulatory approval is approximately $14,039,000. Cash dividends paid to Midwest Holding by Midwest Medical in 2000, 1999 and 1998 were $3,000,000, $2,050,000 and $2,000,000, respectively.

           Midwest Medical Insurance Holding Company and Subsidiaries

10. RECONCILIATION WITH STATUTORY ACCOUNTING PRINCIPLES (CONTINUED)

The National Association of Insurance Commissioners (NAIC) revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual will be effective January 1, 2001. Midwest Medical's domiciliary state of Minnesota has adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that Midwest Medical uses to prepare its statutory-basis financial statements. Management believes that although the implementation of Codification will have a negative impact on Midwest Medical's statutory-basis capital and surplus primarily from the recording of a net deferred tax liability, Midwest Medical will remain in compliance with all regulatory and contractual obligations.

11. NET REDEMPTION VALUE

The net redemption value per share of the Class A Common Shares was as follows:

                                MIDWEST         CLASS A       NET REDEMPTION
                                HOLDING       COMMON SHARES       VALUE PER
                              NET EQUITY       OUTSTANDING         SHARE
                             ------------------------------------------------
                                (000s)

   December 31, 1996              $7,604          118,209         $64.33
                             =============                     ===========

   December 31, 1997              $7,477          121,322         $61.63
                             =============                     ===========

   December 31, 1998              $8,147          125,682         $64.81
                             =============                     ===========

   December 31, 1999              $7,803          123,509         $63.18
                             =============                     ===========

Due to the stock restructure discussed in Note 2, all outstanding Class A Common Shares of Midwest Holding were exchanged and redeemed as of December 31, 2000. Under the terms of the stock restructure, Class A shareholders received $66.00 for each Class A share owned, plus one Class C share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The names and ages of the directors of Midwest Holding, the year each first became a director and the number of Class C Common Shares owned by each as of December 31, 2000 are as follows:

                                                                                      CLASS C
                                                                                      COMMON
                                       DIRECTOR                  PRINCIPAL            SHARES
                 NAME           AGE     SINCE                    OCCUPATION            OWNED
---------------------------------------------------------------------------------------------

Michael D. Abrams               39       1996    Exec V.P. Iowa Medical Society           -
John R. Balfanz, M.D.           55       1995    Physician                                1
Gail P. Bender, M.D.            53       1996    Physician                                1
James R. Bishop, M.D.           59       1994    Physician                                1
David P. Bounk                  54       1995    President/CEO - Midwest Holding          -
Terence P. Cahill, M.D.         44       2000    Physician                                1
Thomas C. Evans, M.D.           45       1999    Physician                                1
G. Richard Geier, Jr., M.D.     60       1995    Physician                                1
Anthony C. Jaspers, M.D.        53       1996    Physician                                1
Russel J. Kuzel, M.D.           48       1997    Physician                                1
Wayne F. Leebaw, M.D.           57       1994    Physician                                1
Mark O. Liaboe, M.D.            47       1999    Physician                                1
Patricia J. Lindholm, M.D.      44       2000    Physician                                1
Steven A. McCue, M.D.           59       1995    Physician                                1
Roger H. Meyer, M.D.            62       2000    Physician                                1
Harold W. Miller, M.D.          53       1996    Physician                                1
Anton S. Nesse, M.D.            62       1989    Radiologist                              1
Mark D. Odlund, M.D.            48       1996    Physician                                1
Paul S. Sanders, M.D.           56       1984    CEO-MN Medical Assoc.                    -
Richard D. Schmidt, M.D.
  Secretary                     57       1990    Physician                                1
Andrew J. K. Smith, M.D.
   Chairman of Board            58       1990    Neurological Surgeon                     -
Tom D. Throckmorton, M.D.       55       1997    Physician                                1
R. Bruce Trimble, M.D.
   Vice Chair of Board          60       1993    Physician                                1

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         (CONTINUED)

The Bylaws of Midwest Holding provide that Midwest Holding's Board of Directors shall include the following: (1) up to 20 physicians divided into three classes and elected for staggered three-year terms; (2) for as long as the Class B Common Share is outstanding, the Chief Executive Officer of the Minnesota Medical Association and the Executive Vice President of the Iowa Medical Society, both of whom shall be ex-officio directors; (3) the President of Midwest Holding as an ex-officio director; and (4) such additional ex-officio and advisory members as the Board of Directors may determine. At least two-thirds of the voting members of the Board of Directors must be physician directors. All physician directors must be members of a state medical association and insured by Midwest Medical. The Minnesota Medical Association, which has the exclusive right to elect directors, has agreed to elect the directors nominated by a committee of the Board of Directors.

The Bylaws of Midwest Medical provide that the directors of Midwest Holding shall also serve as the directors of Midwest Medical, with the exception of any outside directors of Midwest Holding. Outside directors are persons who are not policyholders of Midwest Medical or members of any state medical society. There are currently no outside directors of Midwest Holding so the Boards of Midwest Holding and Midwest Medical are identical with the exception of Jack L. Kleven, COO and President of Midwest Medical, who is a member of Midwest Medical's Board of Directors as the result of Midwest Medical's Bylaws.

Pursuant to the merger with Iowa Physician's, the Bylaws of Midwest Holding were amended to provide for the election of directors who are members of the Iowa Medical Society in a number, when compared to the total number of directors, which is proportionate to the number of Iowa insureds compared to the total number of Midwest Medical insureds, subject to a minimum of two Iowa directors, one of whom shall be the Executive Vice President of the Iowa Medical Society, for as long as the Class B Common Share is outstanding. The Minnesota Medical Association has placed the Class B Voting Share in a voting trust which requires the trustee to vote the share for the election of the Iowa directors nominated by the Iowa Medical Society.

Directors serve until their successors are elected and qualified, or until their prior resignation, removal, death or disqualification.

As of December 31, 2000, the directors of Midwest Holding, as a group, owned 19 Class C Common Shares or less than 1.0 percent of the total Class C Common Shares outstanding as of that date. No executive officer owned any Class C Common Shares as of that date.

All of the directors have been principally engaged in the practice of medicine for more than five years except for Dr. Paul S. Sanders, who has been the President of the Minnesota Medical Association since 1990, Michael D. Abrams, who has been the Executive Vice President of the Iowa Medical Society since 1996, David P. Bounk, who has been the President and CEO of Midwest Holding since 1990, and Jack L. Kleven, who has been the COO and President of

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            (CONTINUED)

Midwest Medical since 1999. Prior to 1990, Dr. Sanders was principally engaged in the practice of medicine. Prior to 1996, Mr. Abrams was Director, Government Relations of the Indiana Medical Association for nine years.

The Chairman of the Board of Directors (currently Dr. Smith) is paid an annual fee of $53,097. All members of the Board of Directors currently are paid $1,250 for each meeting of the Board of Directors they attend. In addition, members of the Executive Committee currently are paid $1,250 for each meeting of the Executive Committee they attend, and committee chairmen are paid $1,000 for each meeting of the standing committee they chair. Other members of standing committees currently are paid between $500 and $800, depending upon distance traveled, for each committee meeting they attend.

EXECUTIVE OFFICERS

The names, ages and positions of the executive officers of Midwest Holding and Midwest Medical are as follows:

                                                                 PERIOD OF SERVICE
                                            POSITION                    AS                    PRINCIPAL
           NAME             AGE           WITH COMPANY              AN OFFICER               OCCUPATION
-------------------------------------------------------------------------------------------------------------------

David P. Bounk              54   President and Chief Executive     1990 to date     President and Chief Executive
                                 Officer - Midwest Holding                          Officer - Midwest Holding

Niles A. Cole               39   Vice President - Finance,         1998 to date     Vice President - Finance,
                                 Treasurer and Chief Financial                      Treasurer and Chief Financial
                                 Officer                                            Officer

Jack L. Kleven              54   President - Midwest Medical       1986 to date     President - Midwest Medical
                                 and Chief Operating Officer                        and Chief Operating Officer

Thomas H. Lee               57   Vice President - Information      1999 to date     Vice President - Information
                                 Systems                                            Systems

Elizabeth S. Lincoln        47   Vice President - Law and          1990 to date     Vice President - Law and
                                 Health Policy                                      Health Policy

Debra L. McBride            46   Vice President - Risk             2000 to date     Vice President - Risk
                                 Management                                         Management

Gerald M. O'Connell         46   Vice President - Sales and        1998 to date     Vice President - Sales and
                                 Marketing                                          Marketing

Michael G. Rutz             47   Vice President - Underwriting     1995 to date     Vice President - Underwriting

Jerry A. Zeitlin            50   Vice President - Claims           1999 to date     Vice President - Claims

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         (CONTINUED)

Mr. Bounk has over 30 years' experience in the insurance industry and joined Midwest Holding and Midwest Medical as President and Chief Executive Officer in August 1990. From July 1982 through July 1990, he was Executive Vice President and Chief Operating Officer of Missouri Medical Insurance Company, a corporation providing malpractice insurance to physicians in Missouri. Mr. Bounk has an M.B.A. degree in finance.

Mr. Bounk has an employment agreement which renews annually for successive calendar-year terms unless it is terminated by either party at least 60 days prior to any renewal date. The agreement provides that Mr. Bounk's base salary will be adjusted annually by the Executive Committee. If the agreement is terminated by Midwest Holding for cause or by Mr. Bounk voluntarily, he is entitled to receive his base salary for 30 days thereafter. If the agreement is terminated by Midwest Holding without cause, Mr. Bounk is entitled to receive his base salary for six months thereafter, plus one additional month for each year of service, subject to a maximum of 12 additional months, and then only until he commences new employment or self-employment. The agreement also prohibits Mr. Bounk from competing with Midwest Holding for one year following his termination of employment.

Effective January 1, 1997, Midwest Holding entered into termination agreements with the executive officers. These agreements provide a severance package to these executives in the event of termination of employment without cause.

Mr. Cole has over 17 years' experience in the insurance industry, including 6 years as Vice President and Controller of Washington State Physician's Insurance Association. He has been in his current position since March 1998. He has B.S. degrees in accounting and finance.

Mr. Kleven has over 26 years' experience in medical malpractice claims adjusting and management. He joined the Insurance Exchange in 1983, and was Vice President, Claims since March 1986. He was promoted to Chief Operating Officer on January 1, 1998. He was promoted to President of Midwest Medical effective September 1, 1999. Prior to joining the Insurance Exchange, he was a liability manager at The St. Paul Companies for six years. He has a B.S. degree in business.

Mr. Lee has over 26 years' experience in the insurance industry. Prior to joining Midwest Holding in 1998 he owned an insurance related technology consulting business. From 1971 to 1989, he was Senior Vice President - Administration of American Hardware Mutual Insurance Company. He has B.A. degrees in mathematics and statistics.

Ms. Lincoln has over 17 years' experience in medical professional liability risk management. She joined the Insurance Exchange in 1982, and was Vice President, Risk Management since January 1990. She transferred to Vice President - Law and Health Policy effective January 1, 1998. She has a law degree.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         (CONTINUED)

Ms. McBride has over 13 years' experience in the insurance industry. Prior to joining Midwest Holding in 1994, she served as a trial attorney specializing in insurance defense. She has a B.A. degree in nursing and a law degree.

Mr. O'Connell has over 24 years in the medical malpractice segment of the insurance industry. From 1977 to 1995, he was with St. Paul Fire and Marine Insurance Company, holding various marketing and underwriting management positions. He joined Midwest Holding in October 1996. He has a B.S. in agriculture business management with an emphasis in insurance.

Mr. Rutz has over 22 years' experience in the insurance industry, including 12 years in medical malpractice. From June 1986 through April 1994, he was Senior Regional Underwriting Manager with St. Paul Fire and Marine Insurance Company. From May 1994 through April 1995, he was Vice President with Alexander and Alexander, insurance brokers. He joined Midwest Holding in May 1995 as Vice President - Underwriting. He has a B.S. degree in resource management.

Mr. Zeitlin has over 27 years of claims experience in the property-casualty insurance industry. Prior to joining Midwest Holding in 1993, he was Liability Supervisor for The St. Paul Companies from 1979 to 1993. He has a B.S. degree in liberal arts.

Officers serve until their successors are appointed by the Board of Directors, or until their prior resignation, removal or death.

Beneficial Ownership Reporting

Section 16 of the Securities Exchange Act of 1934 requires officers and directors of reporting companies to file reports disclosing ownership of, and transactions in, securities of the Company. During 2000, required Forms 3 were not filed for the new directors and officers. This failure was cured by filings of Forms 5 made after the end of the year.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes compensation paid by Midwest Holding to its five most highly compensated executive officers for services rendered in all capacities during the last three years.

                                                                        CASH COMPENSATION
NAME OF INDIVIDUAL               CAPACITIES IN                          -----------------             ALL OTHER
OR NUMBER IN GROUP                WHICH SERVED                         SALARY        BONUS         COMPENSATION(A)
--------------------------------------------------------------      ------------------------------------------------

David P. Bounk               President and Chief              2000       $239,406     $96,560         $34,826
                             Executive Officer -              1999        213,981      85,830          34,348
                             Midwest Holding                  1998        200,187      56,126          32,272

Jack L. Kleven               President - Midwest              2000        198,702      68,694          33,886
                             Medical and Chief                1999        177,624      61,636          32,066
                             Operating Officer                1998        167,716      43,752          30,847

Michael G. Rutz              Vice President-                  2000        129,701      37,435          32,814
                             Underwriting                     1999        125,000      36,694          31,377
                                                              1998        119,816      34,233          31,406

Gerald M. O'Connell          Vice President - Sales and       2000        130,570      37,575          30,156
                             Marketing                        1999        117,196      34,749          29,864
                                                              1998        109,000      11,530          21,739

Niles A. Cole                Vice President - Finance,        2000        119,095      34,274          29,223
                             Treasurer and Chief              1999        112,898      32,585          27,382
                             Financial Officer                1998        103,769       7,308          23,035


(a) Includes employer contributions to qualified retirement plans and car allowances

Midwest Holding also maintains a Supplemental Executive Retirement Plan which provides an annual retirement benefit for an executive officer who retires at age 62 with 10 years of service of 70% (55% for new officers after 1997) of the officer's final average salary. Benefits are reduced for years of service less than 10 and retirement prior to age 62. The annual benefit payable under the plan is reduced by 50% of the officer's primary Social Security benefit and by the annual benefit (expressed in the form of an annuity) of the officer's accrued benefits under Midwest Holding's current money purchase pension plan and a predecessor plan. The estimated annual benefits payable upon retirement at normal retirement age for the executive officers in the

Summary Compensation Table are as follows: Mr. Bounk--$239,839; Mr. Kleven--$146,811; Mr. Rutz--$138,981; Mr. O'Connell--$101,990 and Mr.
Cole--$90,040. The estimated annual retirement benefits were calculated assuming salary increases of 5% per year, discounted 4% per year for future inflation to express the estimated benefits in today's dollars.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

The response to this item is contained in Item 10.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K

(a)(1) The following consolidated financial statements of Midwest Medical Insurance Holding Company for the year ended December 31, 2000 are included in this annual report (Form 10-K) in Item 8:

           Report of Independent Auditors
           Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for the years ended December 31,
             2000, 1999 and 1998
           Consolidated Statements of Changes in Shareholders' Equity for the
             years ended December 31, 2000, 1999 and 1998
           Consolidated Statements of Cash Flows for the years ended December
             31, 2000, 1999 and 1998
           Notes to Consolidated Financial Statements

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2000.

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Midwest Medical Insurance Holding Company
                         -------------------------------------------------------
                                               (Registrant)


                     By: /s/ David P. Bounk                       March 16, 2001
                         ---------------------------------------  --------------
                         David P. Bounk                               Date
                         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David P. Bounk                          Principal Executive Officer         March 16, 2001
-------------------------------------------
David P. Bounk


/s/ Niles Cole                              Principal Financial Officer and     March 16, 2001
-------------------------------------------
Niles Cole                                  Principal Accounting Officer


*                                           Director, Chairman of the Board     March 16, 2001
-------------------------------------------
Andrew J. K. Smith, M.D.


*                                           Director                            March 16, 2001
-------------------------------------------
Michael D. Abrams


*                                           Director                            March 16, 2001
-------------------------------------------
John R. Balfanz, M.D.


*                                           Director                            March 16, 2001
-------------------------------------------
Gail P. Bender, M.D.

*                                           Director                            March 16, 2001
-------------------------------------------
James R. Bishop, M.D.


*                                           Director                            March 16, 2001
-------------------------------------------
Terence P. Cahill, M.D.


*                                           Director                            March 16, 2001
-------------------------------------------
Thomas C. Evans, M.D.


*                                           Director                            March 16, 2001
-------------------------------------------
G. Richard Geier, Jr., M.D.


*                                           Director                            March 16, 2001
-------------------------------------------
Anthony C. Jaspers, M.D.


*                                           Director                            March 16, 2001
-------------------------------------------
Russel J. Kuzel, M.D.


*                                           Director                            March 16, 2001
-------------------------------------------
Wayne F. Leebaw, M.D.


*                                           Director                            March 16, 2001
-------------------------------------------
Mark O. Liaboe, M.D.


*                                           Director                            March 16, 2001
-------------------------------------------
Patricia J. Lindholm, M.D.


*                                           Director                            March 16, 2001
-------------------------------------------
Steven A. McCue, M.D.


*                                           Director                            March 16, 2001
-------------------------------------------
Roger H. Meyer, M.D.

*                                           Director                            March 16, 2001
-------------------------------------------
Harold W. Miller, M.D.

*                                           Director                            March 16, 2001
-------------------------------------------
Anton S. Nesse, M.D.


*                                           Director                            March 16, 2001
-------------------------------------------
Mark D. Odland, M.D.


*                                           Director                            March 16, 2001
-------------------------------------------
Paul S. Sanders, M.D.


*                                           Director, Secretary                 March 16, 2001
-------------------------------------------
Richard D. Schmidt, M.D.


*                                           Director                            March 16, 2001
-------------------------------------------
Tom D. Throckmorton, M.D.


*                                           Director, Vice Chairman             March 16, 2001
-------------------------------------------
R. Bruce Trimble, M.D.



* By:   /s/ David P Bounk                                                       March 16, 2001
        -----------------------------------
        David P. Bounk pursuant to power
        of attorney


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

           Midwest Medical Insurance Holding Company and Subsidiaries
                                (Parent Company)

           Schedule II--Condensed Financial Information of Registrant

                                 Balance Sheets


                                                                                   DECEMBER 31
                                                                             2000               1999
                                                                       ------------------------------------
                                                                                 (In Thousands)
ASSETS
Short-term investments                                                       $     171        $   1,107
Cash                                                                                 8                6
Investment in subsidiaries                                                     145,793          150,734
Other                                                                            8,161            9,001
                                                                       ------------------------------------
Total assets                                                                 $ 154,133        $ 160,848
                                                                       ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accrued expenses and other liabilities                                       $   5,035        $   5,245
Note payable to Midwest Medical                                                  8,500                -
Class A Redeemable Common Stock                                                      -            7,802
                                                                       ------------------------------------
                                                                                13,535           13,047
SHAREHOLDERS' EQUITY
Class B Common Stock                                                                 1                1
Class C Common Stock                                                                 -                -
Additional paid-in capital                                                      12,789           12,789
Retained earnings, comprised of undistributed earnings of subsidiaries
                                                                               104,524          100,095
Unrealized appreciation on investments, net of income
   taxes                                                                        23,284           34,916
                                                                       ------------------------------------
                                                                               140,598          147,801
                                                                       ------------------------------------
Total liabilities and shareholders' equity                                   $ 154,133        $ 160,848
                                                                       ====================================


See accompanying note.

           Midwest Medical Insurance Holding Company and Subsidiaries
                                (Parent Company)

     Schedule II--Condensed Financial Information of Registrant (continued)

                              Statements of Income


                                                                     YEAR ENDED DECEMBER 31
                                                                2000            1999            1998
                                                          -------------------------------------------------
                                                                         (In Thousands)
REVENUES
Management fee from subsidiaries                                 $15,372         $16,273         $14,038
Net investment income                                             (1,138)           (696)           (429)
Realized capital gains                                               213             179             137
Other income                                                           1               6               2
                                                          -------------------------------------------------
                                                                  14,448          15,762          13,748

EXPENSES
Compensation expense for vested Class A Common Shares              1,311             253             224
Other operating and administrative                                15,995          15,331          13,257
                                                          -------------------------------------------------
                                                                  17,306          15,584          13,481
                                                          -------------------------------------------------
(Loss) income before income taxes and other items                 (2,858)            178             267
Income tax (benefit) expense                                        (939)             91             104
                                                          -------------------------------------------------
(Loss) income before equity in undistributed income of
   subsidiaries                                                   (1,919)             87             163
Equity in undistributed income of subsidiaries                     7,205           1,649           5,785
                                                          -------------------------------------------------
Net income                                                      $  5,286        $  1,736        $  5,948
                                                          =================================================


See accompanying note.

           Midwest Medical Insurance Holding Company and Subsidiaries
                                (Parent Company)

     Schedule II--Condensed Financial Information of Registrant (continued)

                            Statements of Cash Flows


                                                                     YEAR ENDED DECEMBER 31
                                                                2000            1999            1998
                                                          -------------------------------------------------
                                                                         (In Thousands)

Net cash (used in) provided by operating
  activities                                                   $   (136)        $   856        $    (366)

INVESTING ACTIVITIES
Purchase of fixed maturities                                          -               -          (21,758)
Sales of fixed maturities                                             -               -           22,826
Calls and maturities of fixed maturities                              -               -              250
Sales of short-term investments, net                                936             203            1,420
Capitalization of Services                                         (700)         (1,500)               -
Capitalization of Solutions                                      (1,800)           (650)          (3,850)

FINANCING ACTIVITIES
Redemption of Class A Common Shares                              (9,798)           (953)            (522)
Note payable to Midwest Medical                                   8,500               -                -
Dividends from Midwest Medical                                    3,000           2,050            2,000
                                                          -------------------------------------------------

Increase in cash                                                      2               6                -
Cash at beginning of year                                             6               -                -
                                                          -------------------------------------------------
Cash at end of year                                           $       8       $       6     $          -
                                                          =================================================


See accompanying note.

           Midwest Medical Insurance Holding Company and Subsidiaries
                                (Parent Company)

     Schedule II--Condensed Financial Information of Registrant (continued)

                     Note to Condensed Financial Statements

                                December 31, 2000




The accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Midwest Medical Insurance Holding Company and Subsidiaries.

See Note 2 to the audited consolidated financial statements of Midwest Medical Insurance Holding Company and Subsidiaries for a description of the stock restructure completed in 2000.

The $8,500,000 received from Midwest Medical through a non-interest-bearing note was used to redeem Class A shares under the stock restructure during 2000. The note will be retired in 2001.

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

           Midwest Medical Insurance Holding Company and Subsidiaries

                            Schedule IV--Reinsurance


                COL. A                     COL. B         COL. C          COL. D         COL. E         COL. F
--------------------------------------------------------------------------------------------------------------------
                                                                                                       PERCENTAGE
                                                           CEDED TO       ASSUMED                      OF AMOUNT
                                            GROSS           OTHER       FROM OTHER         NET         ASSUMED TO
                                            AMOUNT        COMPANIES      COMPANIES        AMOUNT          NET
--------------------------------------------------------------------------------------------------------------------
                                                                      (In Thousands)
Year ended December 31, 2000:
   Insurance premiums:
     Property/casualty insurance            $49,302         $8,034          $76          $41,344         0.2%

Year ended December 31, 1999:
   Insurance premiums:
     Property/casualty insurance             47,048            513           48           46,583         0.1%

Year ended December 31, 1998:
   Insurance premiums:
     Property/casualty insurance             37,329          2,412           97           35,014         0.3%



NOTE TO SCHEDULE IV:

Ceded premiums for the years ended December 31, 2000, 1999 and 1998 are net of (additions) reductions in ceded premiums related to swing-rated reinsurance treaties of $(1,300,000), $5,205,000 and $2,550,000, respectively. Ceded premiums in 2000 and 1999 are also net of proceeds from contingent commission on reinsurance covering the period January 1, 1992 through December 31, 1994 of $666,000 and $715,000, respectively. Ceded premiums in 1998 are also net of proceeds from commutations of reinsurance covering the period January 1, 1991 through December 31, 1991 of $789,000.

           Midwest Medical Insurance Holding Company and Subsidiaries

                Schedule VI--Supplemental Information Concerning
                     Property/Casualty Insurance Operations



                                           DECEMBER 31
                      ---------------------------------------------------
        COL. A            COL. B        COL. C        COL. D       COL. E
-------------------------------------------------------------------------


                                     RESERVES FOR
                         DEFERRED   UNPAID LOSSES   DISCOUNT,
     AFFILIATION          POLICY       AND LOSS      IF ANY,
         WITH          ACQUISITION    ADJUSTMENT   DEDUCTED IN   UNEARNED
      REGISTRANT          COSTS        EXPENSES      COLUMN C    PREMIUMS
-------------------------------------------------------------------------
                                       (In Thousands)
Consolidated
property/ casualty
entities

         2000               N/A          $118,478       N/A       $12,050

         1999               N/A           119,141       N/A        12,797

         1998               N/A           110,964       N/A         8,173




                                                       YEAR ENDED DECEMBER 31
                      ------------------------------------------------------------------------------------------
        COL. A         COL. F      COL. G             COL. H             COL. I        COL. J        COL. K
----------------------------------------------------------------------------------------------------------------
                                                 LOSSES AND LOSS
                                                ADJUSTMENT EXPENSES
                                               INCURRED RELATED TO    AMORTIZATION      PAID
                                               ----------------------  OF DEFERRED     LOSSES
      AFFILIATION                    NET         (1)         (2)         POLICY       AND LOSS
         WITH          EARNED    INVESTMENT    CURRENT      PRIOR     ACQUISITION    ADJUSTMENT     PREMIUMS
      REGISTRANT      PREMIUMS     INCOME        YEAR        YEAR        COSTS        EXPENSES      WRITTEN
----------------------------------------------------------------------------------------------------------------
                                               (In Thousands)
Consolidated
property/ casualty
entities

         2000           $41,344    $12,166      $47,463     $(7,876)       N/A         $39,217       $48,554

         1999            46,583     10,886       45,942      (4,474)       N/A          36,041        51,672

         1998            35,014     10,828       41,927      (4,433)       N/A          32,421        39,431

                           ANNUAL REPORT ON FORM 10-K

                             ITEM 14(a)(3) AND 14(c)
                                    EXHIBITS

                    Midwest Medical Insurance Holding Company

                                Index to Exhibits


                                                                           REGULATION
                                                                              S-K
                                                                          EXHIBIT TABLE      SEQUENTIAL
                                 ITEM                                       REFERENCE         PAGE NO.
-----------------------------------------------------------------------------------------------------------

Restated Articles of Incorporation of the registrant, as amended.          3A.(1)(5)

Bylaws of the registrant.                                                     3B.(1)

Certificate of Designation for Class C Common Stock.                           4.(5)

Voting Trust Agreement.                                                        9.(1)

Governance Agreement between the registrant and the Minnesota Medical        10A.(1)
   Association, holder of the registrant's Class B Common Share, dated November 30, 1988.

Lease for office space between registrant and Centennial Lakes IV,           10B.(4)
   L.L.C., dated July 30, 1999.

Amended and Restated Management Agreement between the registrant and         10C.(6)
   Midwest Medical Insurance Company, dated January 1, 2000.

Agreement of Reinsurance between Midwest Medical Insurance Company and       10D.(3)
   General Reinsurance Corporation, effective January 1, 1998.

Letter of Employment Agreement between the registrant and David P.           10E.(2)
   Bounk, President and Chief Executive Officer of the registrant and
   Midwest Medical Insurance Company, dated January 1, 1993.

                                                                           REGULATION
                                                                              S-K
                                                                          EXHIBIT TABLE      SEQUENTIAL
                                 ITEM                                       REFERENCE         PAGE NO.
-----------------------------------------------------------------------------------------------------------

1999 Officers Short-term Incentive Plan of the registrant.                    10F.(4)

Supplemental Executive Retirement Plan of the registrant.                     10G.(1)

Amended and Restated Endorsement Agreement between Midwest Medical            10H.(4)
   Insurance Company and Iowa Medical Society, dated January 1, 1999.

Subsidiaries of the registrant.                                                21.(6)

Power of attorney.                                                             24.(6)

---------------------------------

(1) Filed with the Company's Registration Statement on Form S-4, as amended, SEC File No. 33-55062 and incorporated herein by reference.

(2) Filed with the Company's Registration Statement Form S-1 SEC File No. 33-70182 and incorporated herein by reference.

(3) Filed with 1998 Annual Report on Form 10-K and incorporated herein by reference.

(4) Filed with 1999 Annual Report on Form 10-K and incorporated herein by reference.

(5) Filed with Schedule TO SEC File No. 005-58917 filed on April 26, 2000, as amended, and incorporated herein by reference.

(6)  Filed with this Annual Report on Form 10-K.