Form 10-Q
period 2001-03-31
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 2001-05-11
CIK 894353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2001.
                               or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ________________to____________

Commission file number 0-21230
                       -------

                    Midwest Medical Insurance Holding Company
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                             41-1625287
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

7650 Edinborough Way, Suite 400
Minneapolis, Minnesota                                         55435-5978
----------------------------------------                   -------------------
(Address of principal executive offices)                       (Zip Code)

                                  952-838-6700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

The number of shares outstanding of the issuer's classes of common stock as of March 31, 2001:

Class B Common Stock, $1,000 par value - 1 share

Class C Common Stock, no par value - 8,362 shares

                                      INDEX

                    Midwest Medical Insurance Holding Company


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - March 31, 2001 and December 31, 2000

         Condensed consolidated statements of income - Three months ended March 31, 2001 and 2000

         Condensed consolidated statements of cash flows - Three months ended March 31, 2001 and 2000

         Notes to condensed consolidated financial statements - March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Part I.  Financial Information
         Item 1.  - Financial Statements

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                          March 31     December 31
                                                            2001          2000
                                                          --------     -----------
                                                         (Unaudited)    (Note A)
ASSETS
   Fixed maturities at fair value (cost:
       2001 $130,336; 2000 $148,832)                      $133,946      $146,516
   Equity securities at fair value (cost:
       2001 $42,360; 2000 $49,739)                          62,790        86,418
   Short-term investments                                   32,429        19,587
   Other investments                                        21,410        10,915
                                                          --------      --------
                                                           250,575       263,436

   Cash                                                      1,017           976
   Accrued investment income                                 2,220         2,286
   Premiums receivable - Note C                             29,742         6,214
   Reinsurance recoverable on paid and unpaid losses        15,745        18,833
   Amounts due from reinsurers                               5,748         1,390
   Other assets                                             11,312         8,606
                                                          --------      --------
   Total assets                                           $316,359      $301,741
                                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Unpaid losses and loss adjustment expenses             $115,516      $118,478
   Unearned premiums - Note C                               44,530        12,050
   Policyholder dividends - Note D                           6,051         8,108
   Deferred income taxes                                     3,283         6,635
   Amounts due to reinsurers                                 7,231         5,248
   Other liabilities - Note C                                4,773        10,624
                                                          --------      --------
                                                           181,384       161,143

SHAREHOLDERS' EQUITY
   Class B Common Stock; authorized, issued and
     outstanding 1 share; $1,000 par value                       1             1
   Class C Common Stock; authorized 300,000 shares,
     issued and outstanding 8,362 shares in 2001
     and 7,961 shares in 2000; no par value                     --            --
   Paid-in capital                                          12,789        12,789
   Retained earnings                                       105,408       104,524
   Accumulated other comprehensive income:
     Net unrealized appreciation of investments             16,777        23,284
                                                          --------      --------
                                                           134,975       140,598
                                                          --------      --------

   Total liabilities and shareholders' equity             $316,359      $301,741
                                                          ========      ========


See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                  Condensed Consolidated Statements of Income
                             (Dollars in thousands)
                                  (Unaudited)

                                            Three months ended
                                                 March 31
                                           --------------------
                                             2001        2000
                                           -------      -------
Revenues:
  Net premiums earned                      $11,584      $10,014
  Net investment income                      3,006        2,952
  Net realized capital gains                 2,298        6,516
  Other                                        742          752
                                           -------      -------
                                            17,630       20,234

Losses and expenses:
  Losses and loss adjustment expenses       11,709       10,449
  Underwriting, acquisition and
    insurance expenses                       2,709        2,682
  Other operating expenses                   1,828        1,759
                                           -------      -------
                                            16,246       14,890
                                           -------      -------
  Income before income tax expense           1,384        5,344

  Income tax expense - Note B                  500        1,849
                                           -------      -------
  Net income                               $   884      $ 3,495
                                           =======      =======


            See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                              Three months ended
                                                                   March 31
                                                           -----------------------
                                                             2001           2000
                                                           --------       --------
OPERATING ACTIVITIES
   Net income                                              $    884       $  3,495
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Increase in premiums receivable                       (23,528)       (21,740)
      (Increase) decrease in amounts due from
         reinsurers                                          (4,358)         1,095
      Increase in unearned premiums                          32,480         29,411
      Decrease in policyholder dividends                     (2,057)        (2,547)
      Decrease in other liabilities                          (5,851)        (4,268)
      Net realized capital gains                             (2,298)        (6,516)
      Other changes, net                                       (524)        (2,416)
                                                           --------       --------
                                                             (5,252)        (3,486)

INVESTING ACTIVITIES
   Purchases of fixed maturity investments and
      equity securities                                     (33,045)       (26,234)
   Sales of fixed maturity investments and equity
      securities                                             49,181         26,750
   Maturities and calls of fixed maturity investments         2,000          2,550
   Net purchase of short-term investments                   (12,843)        (1,115)
                                                           --------       --------
                                                              5,293          1,951

FINANCING ACTIVITIES
   Redemption of Class A Common Stock                            --           (234)
                                                           --------       --------

Increase (decrease) in cash                                      41         (1,769)
Cash at beginning of year                                       976          1,821
                                                           --------       --------
CASH AT MARCH 31                                           $  1,017       $     52
                                                           ========       ========




           See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2001


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Midwest Medical Insurance Holding Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results that may occur for the full year. These interim financial statements should be read in conjunction with the 2000 consolidated financial statements and notes thereto included in Midwest Holding's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in the current year. All intercompany amounts have been eliminated.

NOTE B -- INCOME TAXES

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The estimated annual effective tax rates used for the three-month periods ended March 31, 2001 and 2000 were approximately 36% and 35%, respectively.

NOTE C -- UNEARNED PREMIUMS, PREMIUMS RECEIVABLE and OTHER LIABILITIES

The majority of Midwest Medical's insurance policies expire at December 31 and renew on January 1 of each year. As a result, the majority of the unearned premium amount at March 31, 2001 represents nine months of unearned premium for every active policy renewed or newly written on January 1, 2001 with an expiration date of December 31, 2001. At December 31, 2000, most active 2000 policies expired and therefore had no unearned premium.

Of the total unearned premium balance of $12,050,000 at December 31, 2000, $6,200,000 is reserved to recognize Midwest Medical's obligation to provide reporting endorsement coverage without additional premium upon the death, disability or retirement of policyholders. That same amount is also included in the unearned premium balance at March 31, 2001 and represents the actuarially determined present value of future benefits to be provided less the present value of future revenues to be received.

NOTE C -- UNEARNED PREMIUMS, PREMIUMS RECEIVABLE and OTHER LIABILITIES
(continued)

The increase of $23,528,000 in premiums receivable from December 31, 2000 to March 31, 2001 is primarily due to the renewal of most active policies on January 1. The full year's premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly and each year's premium is nearly all collected during the year. The receivable balance remaining at the end of the year primarily relates to the small number of policies underwritten by Midwest Medical that have other than December 31 expiration dates.

Of the total other liabilities balance of $10,624,000 at December 31, 2000, $5,237,000 is for premium payments received from policyholders in advance of their January 1, 2001 policy renewal. No advance premium payments were recorded at March 31, 2001.

NOTE D -- POLICYHOLDER DIVIDENDS

In 1999, Midwest Medical instituted a policyholder dividend program that replaced the previous retrospective premium credit program for physicians. To implement the program, Midwest Medical issued participating policy endorsements to all active physician, clinic and hospital accounts during 1999 and 2000. Participating policies represented 97% and 96% of total premiums in force and premium income at March 31, 2001 and December 31, 2000, respectively.

The $8,000,000 of physician and clinic policyholder dividends declared in 2000 is awarded proportionately based on annual premiums for physician and clinic policyholders that were insured by Midwest Medical in 1996 and remain insured throughout 2001. The dividend will be paid in four equal installments in February, May, August and November 2001.

The $108,000 of hospital policyholder dividends declared in 2000 is awarded based on the number of years insured with Midwest Medical and will be paid within two months after the hospital policy renews in 2001.

NOTE E -- SEGMENT INFORMATION

The Company is organized into five legal entity business segments. The segments are described under the "Background" section in Item 1 of the 2000 Annual Report on Form 10-K. The following financial information summarizes the results of operations and total assets reported by the Company's five business segments for the three months ended March 31, 2001 and 2000 (in thousands).

                                                              Three months ended March 31, 2001
                              --------------------------------------------------------------------------------------------------
                               Midwest        Midwest
                               Holding        Medical      Services      Solutions     MedPower    Eliminations(1)  Consolidated
                              ---------       --------     --------      ---------     --------    ---------------  ------------
Revenues:
   External customers         $      --       $ 11,573      $   505       $   171       $    77       $      --       $ 12,326
   Intersegment                   3,792             --           --            21            --          (3,813)            --
   Net investment income             15          2,974            3             7             7              --          3,006
   Other(2)                          28          2,270           --            --            --              --          2,298
                              ---------       --------      -------       -------       -------       ---------       --------
                                  3,835         16,817          508           199            84          (3,813)        17,630

Total expenses                    4,091         14,419          626           757           166          (3,813)        16,246
                              ---------       --------      -------       -------       -------       ---------       --------

(Loss) income before
  income taxes                     (256)         2,398         (118)         (558)          (82)             --          1,384
Income tax (benefit)
  expense                           (82)           839          (39)         (190)          (28)             --            500
                              ---------       --------      -------       -------       -------       ---------       --------
Net (loss) income             $    (174)      $  1,559      $   (79)      $  (368)      $   (54)      $      --       $    884
                              =========       ========      =======       =======       =======       =========       ========

Total assets                  $ 147,455       $317,449      $ 3,056       $ 3,101       $ 1,141       $(155,843)      $316,359
                              =========       ========      =======       =======       =======       =========       ========


(1) Intersegment eliminations for revenues and expenses are primarily for management and administrative services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables and payables for management fees, an intersegment loan, and reclassifications between assets and liabilities primarily for taxes.

(2)      Other revenues consist primarily of net realized capital gains.

                                                              Three months ended March 31, 2000
                              --------------------------------------------------------------------------------------------------
                               Midwest        Midwest
                               Holding        Medical      Services      Solutions     MedPower    Eliminations(1)  Consolidated
                              ---------       --------     --------      ---------     --------    ---------------  ------------
Revenues:
   External customers         $      --       $ 10,317      $   360       $    10       $    79       $      --       $ 10,766
   Intersegment                   4,374             --           --             7            --          (4,381)            --
   Net investment income           (213)         2,903            5             2             6             249          2,952
   Other(2)                          84          6,432           --            --            --              --          6,516
                              ---------       --------      -------       -------       -------       ---------       --------
                                  4,245         19,652          365            19            85          (4,132)        20,234

Total expenses                    4,374         13,417          433           572           226          (4,132)        14,890
                              ---------       --------      -------       -------       -------       ---------       --------

(Loss) income before
  income taxes                     (129)         6,235          (68)         (553)         (141)             --          5,344
Income tax (benefit)
  expense                           (39)         2,146          (22)         (188)          (48)             --          1,849
                              ---------       --------      -------       -------       -------       ---------       --------
Net (loss) income             $     (90)      $  4,089      $   (46)      $  (365)      $   (93)      $      --       $  3,495
                              =========       ========      =======       =======       =======       =========       ========

Total assets                  $ 164,131       $336,582      $ 2,233       $ 2,325       $ 1,255       $(161,747)      $344,779
                              =========       ========      =======       =======       =======       =========       ========


(1) Intersegment eliminations for revenues and expenses are primarily for management, administrative and investment services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables and payables for management fees and reclassifications between assets and liabilities primarily for taxes and reinsurance.

(2)      Other revenues consist primarily of net realized capital gains.

NOTE F -- COMPREHENSIVE INCOME

The components of Midwest Holding's comprehensive income are net income and changes in net unrealized appreciation of investments. Total comprehensive income was $(5,622,000) and $4,496,000 for the three months ended March 31, 2001 and 2000, respectively.


Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following analysis of the financial condition and results of operations of Midwest Holding and its wholly-owned subsidiaries, Midwest Medical, MMIHC Insurance Services, Inc., Midwest Medical Solutions, Inc., and MedPower Information Resources, Inc. should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this report. Midwest Holding and its subsidiaries are collectively referred to as the Company unless the reference pertains to a specific entity.

Capital Resources and Liquidity

The majority of Company's assets, 79% at March 31, 2001 and 87% at December 31, 2000, are invested in investment-grade bonds, equities and short-term instruments. The Company's investments in debt and equity securities are classified as available for sale and are therefore carried at fair value. Other investments consist of equity interests in non-traded real estate investment trusts (REIT) that are also classified as available for sale and are recorded at the fair value determined by the most recent independent appraisal. The Company purchased an additional $10,000,000 of the REIT in the first quarter of 2001 bringing its ownership interest in the REIT to approximately 7% of the total shares outstanding. The purchase used proceeds from sales of equity securities and was made to capture the current attractive yield on the REIT, approximately 8.5%, and to reduce the Company's portfolio allocation to equities to a level more consistent with the rest of the medical malpractice insurance industry. The Company believes that this will also help to reduce the volatility in the market value of the total investment portfolio.

Operations generated $(5,252,000) of negative cash flow during the first three months of 2001 compared to $(3,486,000) of negative cash flow for the same period of 2000. Greater reinsurance, claims and tax payments in the first quarter of 2001 caused the increase in negative operating cash flow. This was partially offset by greater premium volume and lower policyholder dividend payments. The Company believes that its cash, investments and internally generated funds will be sufficient to meet normal operating requirements.

Shareholders' equity decreased by $(5,623,000) during the first three months of 2001. Net income of $884,000 was offset by net unrealized losses in the fair value of investments, net of deferred taxes, of $(6,507,000).

Results of Operations

Net premiums earned increased $1,570,000 for the first three months of 2001 compared to the same period of 2000. New business generated approximately $721,000 of additional earned premium. A 5% premium rate increase for Iowa policyholders contributed to the increase as well. Due to easing of competitive pressures resulting from the hardening of the medical malpractice insurance market, Midwest Medical was also able to be more selective in awarding premium discounts. The increase in premium volume generated additional reinsurance costs that partially offset the above factors.

Net capital gains of $2,298,000 were realized during the first three months of 2001, a decrease of $(4,218,000) over the same period in 2000. Equities selected by the outside, domestic equity manager were sold in the first quarter of 2001 to fund the additional REIT purchase of $10,000,000. Appreciated technology common stocks were sold in the first quarter of 2000 to maintain appropriate equity portfolio diversification. The decrease in realized capital gains are largely due to the drop in equity market values over the past year. Future levels of realized capital gains or losses are difficult to predict as investment managers purchase and sell securities in response to investment policy guidelines and changing market conditions.

Although other revenues decreased slightly to $742,000 for the first three months of 2001 from $752,000 for the same period of 2000, the composition of other revenues changed. Midwest Medical no longer separately assesses finance charges on premium billings to Midwest Medical policyholders. Instead, Midwest Medical factors finance charges into premium rate levels. Finance charges of $303,000 were included in other revenues for the first quarter of 2000. Offsetting this decrease were a $174,000 increase in Solutions' revenues primarily from the information technology consulting division and a $145,000 increase in Services' revenues primarily from additional commission income earned on new business.

Losses and loss adjustment expenses increased $1,260,000 for the first three months of 2001 versus 2000. The increase in 2001 is primarily due to the growth in Midwest Medical business and the corresponding exposure. Since the effects of interim claim frequency and severity statistics are not actuarially analyzed, incurred losses are estimated during the interim using historical company data, known trends and management's judgment. Loss development for the first three months of 2001 were in line with management's expectations and nothing came to management's attention during this period that would materially alter loss expectations for the remainder of the year.

Underwriting, acquisition and insurance expenses increased $27,000 for the first three months of 2001 compared to the same period in 2000. The increase in premium volume drove additional commission expense in the first three months of 2001.

Other operating expenses increased $69,000 for the first three months of 2001 compared to the same period in 2000. Additional staff for Solutions' technology consulting and practice management businesses and greater commissions paid to Services' producers accounted for most of the increase. These increases were partially offset by lower consulting and depreciation expenses in Midwest Holding and MedPower.

As a result of the factors discussed above, the Company recorded net income of $884,000 for the three months ended March 31, 2001 compared to net income of $3,495,000 for the same period of 2000.

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


Item 3. -- Quantitative and Qualitative Disclosures About Market Risk

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

Item 3. -- Quantitative and Qualitative Disclosures About Market Risk
(continued)

Based on the effective duration of the fixed maturity investment portfolio, an abrupt 100 basis point increase in interest rates along the entire interest rate yield curve would adversely affect the fair value of fixed maturity investments by approximately $5,400,000 at March 31, 2001 compared to $6,500,000 at December 31, 2000.

Based primarily on past annual performance relative to the Standard & Poors 500 Market Index (S&P 500), an abrupt ten percent decrease in the S&P 500 would adversely affect the fair value of equity securities by approximately $7,500,000 at March 31, 2001 compared to $10,400,000 at December 31, 2000.

No material change occurred in the foreign currency exchange rate risk on the investment in international equity securities since the year ended December 31, 2000.

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


Part II.     Other Information

Item 6. --   Exhibits and Reports on Form 8-K


             (a)   Exhibits

                   None

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





Date May 10, 2001              /s/ David P. Bounk
     --------------------      -------------------------------------

                               David P. Bounk
                               President and Chief Executive Officer




Date May 10, 2001              /s/ Niles Cole
     --------------------      -------------------------------------

                               Niles Cole
                               Vice President and
                               Principal Financial Officer and
                               Principal Accounting Officer