Form 10-Q
period 2001-06-30
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 2001-08-06
CIK 894353

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2001.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition Period From ________________to____________


                         Commission file number 0-21230
                                                -------


                    Midwest Medical Insurance Holding Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Minnesota                                     41-1625287
  -------------------------------                     -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)


   7650 Edinborough Way, Suite 400
   Minneapolis, Minnesota                                  55435-5978
----------------------------------------                   ----------
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

The number of shares outstanding of the issuer's classes of common stock as of June 30, 2001:

Class B Common Stock, $1,000 par value - 1 share

Class C Common Stock, no par value - 8,468 shares


================================================================================

                                      INDEX

                    Midwest Medical Insurance Holding Company


PART  I.      FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed consolidated balance sheets - June 30, 2001 and December 31, 2000

              Condensed consolidated statements of income - Three months ended June 30, 2001 and 2000; Six months ended June 30, 2001 and 2000

              Condensed consolidated statements of cash flows - six months ended June 30, 2001 and 2000

              Notes to condensed consolidated financial statements -
              June 30, 2001

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


SIGNATURES

Part I.  Financial Information

         Item 1.  - Financial Statements


           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                                 June 30             December 31
                                                                                   2001                  2000
                                                                               -----------           -----------
                                                                               (Unaudited)            (Note A)
ASSETS
   Fixed maturities at fair value (cost:
       2001 $139,544; 2000 $148,832)                                           $   141,085           $  146,516
   Equity securities at fair value (cost:
       2001 $47,485; 2000 $49,739)                                                  67,271               86,418
   Short-term investments                                                           19,027               19,587
   Other investments                                                                21,616               10,915
                                                                               -----------           ----------
                                                                                   248,999              263,436

   Cash                                                                              1,215                  976
   Accrued investment income                                                         1,981                2,286
   Premiums receivable - Note C                                                     20,711                6,214
   Reinsurance recoverable on paid and unpaid losses                                11,653               18,833
   Amounts due from reinsurers                                                       4,381                1,390
   Other assets                                                                      9,598                8,606
                                                                               -----------           ----------
   Total assets                                                                $   298,538           $  301,741
                                                                               ===========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Unpaid losses and loss adjustment expenses                                  $   110,253           $  118,478
   Unearned premiums - Note C                                                       34,487               12,050
   Policyholder dividends - Note D                                                   4,063                8,108
   Deferred income taxes                                                             2,491                6,635
   Amounts due to reinsurers                                                         7,016                5,248
   Other liabilities - Note C                                                        5,594               10,624
                                                                               -----------           ----------
                                                                                   163,904              161,143

SHAREHOLDERS' EQUITY
   Class B Common Stock; authorized, issued and
     outstanding 1 share; $1,000 par value                                               1                    1
   Class C Common Stock; authorized 300,000 shares,
     issued and outstanding 8,468 shares in 2001
     and 7,961 shares in 2000; no par value                                             --                   --
   Paid-in capital                                                                  12,789               12,789
   Retained earnings                                                               106,701              104,524
   Accumulated other comprehensive income:
     Net unrealized appreciation of investments                                     15,143               23,284
                                                                               -----------           ----------
                                                                                   134,634              140,598
                                                                               -----------           ----------

   Total liabilities and shareholders' equity                                  $   298,538           $  301,741
                                                                               ===========           ==========


See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                             (Dollars in thousands)
                                   (Unaudited)


                                                             Three months ended                 Six months ended
                                                                  June 30                           June 30
                                                         -------------------------         -------------------------
                                                           2001             2000             2001             2000
                                                         --------         --------         --------         --------
Revenues:
  Net premiums earned                                    $  9,150         $ 11,072         $ 20,734         $ 21,085
  Net investment income                                     3,254            3,088            6,260            6,041
  Net realized capital gains (losses)                       3,828             (185)           6,126            6,330
  Other                                                       948            2,522            1,690            3,274
                                                         --------         --------         --------         --------
                                                           17,180           16,497           34,810           36,730

Losses and expenses:
  Losses and loss adjustment expenses                      11,581           10,194           23,290           20,643
  Underwriting, acquisition and
    insurance expenses                                      1,693            1,613            4,402            4,294
  Other operating expenses                                  1,862            1,598            3,690            3,357
                                                         --------         --------         --------         --------
                                                           15,136           13,405           31,382           28,294
                                                         --------         --------         --------         --------
  Income before income tax expense (benefit)                2,044            3,092            3,428            8,436

  Income tax expense (benefit) -
    Note B                                                    751           (1,642)           1,251              208
                                                         --------         --------         --------         --------
  Net income                                             $  1,293         $  4,734         $  2,177         $  8,228
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

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                     Six months ended
                                                                                         June 30
                                                                                ---------------------------
                                                                                  2001              2000
                                                                                --------          --------
OPERATING ACTIVITIES
   Net income                                                                   $  2,177          $  8,228
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Increase in premiums receivable                                            (14,497)          (11,825)
      Decrease in unpaid losses and loss
        adjustment expenses                                                       (8,225)           (5,339)
      Decrease in reinsurance recoverable on paid and
         unpaid losses                                                             7,180             3,738
      Increase in unearned premiums                                               22,437            18,495
      Decrease in policyholder dividends                                          (4,045)           (5,073)
      Decrease in other liabilities                                               (5,030)           (3,406)
      Net realized capital gains                                                  (6,126)           (6,330)
      Other changes, net                                                          (1,840)            3,871
                                                                                --------          --------
                                                                                  (7,969)            2,359

INVESTING ACTIVITIES
   Purchases of fixed maturity investments and
      equity securities                                                          (80,636)          (53,150)
   Sales of fixed maturity investments and equity
      securities                                                                  84,924            55,479
   Maturities and calls of fixed maturity investments                              3,360             3,755
   Net sale (purchase) of short-term investments                                     560            (9,298)
                                                                                --------          --------
                                                                                   8,208            (3,214)

FINANCING ACTIVITIES
   Redemption of Class A Common Stock                                                 --              (313)
                                                                                --------          --------

Increase (decrease) in cash                                                          239            (1,168)
Cash at beginning of year                                                            976             1,821
                                                                                --------          --------
CASH AT JUNE 30                                                                 $  1,215          $    653
                                                                                ========          ========


See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2001


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

NOTE B - INCOME TAXES

The Company calculates its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income of the interim period. The estimated annual effective tax rate used for the three and six-month periods ended June 30, 2001 was approximately 36% compared to 35% for the same periods of 2000. During the second quarter of 2000, Midwest Medical Insurance Company received $4,418,000 in federal tax refunds and interest that resulted from the IRS examinations for the 1992 to 1996 tax years. The $2,715,000 of tax refunds was recorded as an income tax benefit while the $1,703,000 of interest was recorded to other revenues.

NOTE C - UNEARNED PREMIUMS, PREMIUMS RECEIVABLE and OTHER LIABILITIES

The majority of Midwest Medical's insurance policies expire at December 31 and renew on January 1 of each year. As a result, the majority of the unearned premium amount at June 30, 2001 represents six months of unearned premium for every active policy renewed or newly written on January 1, 2001 with an expiration date of December 31, 2001. At December 31, 2000, most active 2000 policies expired and therefore had no unearned premium.

NOTE C - UNEARNED PREMIUMS, PREMIUMS RECEIVABLE and OTHER LIABILITIES
(continued)

Of the total unearned premium balance of $12,050,000 at December 31, 2000, $6,200,000 is reserved to recognize Midwest Medical's obligation to provide reporting endorsement coverage without additional premium upon the death, disability or retirement of policyholders. That same amount is also included in the unearned premium balance at June 30, 2001 and represents the actuarially determined present value of future benefits to be provided less the present value of future revenues to be received.

The increase of $14,497,000 in premiums receivable from December 31, 2000 to June 30, 2001 is primarily due to the renewal of most active policies on January
1. The full year's premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly and each year's premium is nearly all collected during the year. The receivable balance remaining at the end of the year primarily relates to the small number of policies underwritten by Midwest Medical that have other than December 31 expiration dates.

Of the total other liabilities balance of $10,624,000 at December 31, 2000, $5,237,000 is for premium payments received from policyholders in advance of their January 1, 2001 policy renewal. No advance premium payments were recorded at June 30, 2001.

NOTE D - POLICYHOLDER DIVIDENDS

In 1999, Midwest Medical replaced the retrospective premium credit program for physicians with a policyholder dividend program. To implement the policyholder dividend program, Midwest Medical issued participating policy endorsements to all active physician, clinic and hospital accounts during 1999 and 2000. Participating policies represented approximately 97% and 96% of total premiums in force and premium income at June 30, 2001 and December 31, 2000, respectively.

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

NOTE E - SEGMENT INFORMATION

The Company is organized into five legal entity business segments. The segments are described under the "Background" section in Item 1 of the 2000 Annual Report on Form 10-K. The following financial information summarizes the results of operations and total assets reported by the Company's five business segments for the three and six-month periods ended June 30, 2001 and 2000 (in thousands).

                                                                    Three months ended June 30, 2001
                                   -------------------------------------------------------------------------------------------------
                                       Midwest      Midwest
                                       Holding      Medical     Services     Solutions    MedPower    Eliminations(1)   Consolidated
                                   -------------------------------------------------------------------------------------------------
Revenues:
  External customers                 $     --     $  9,154       $  644       $  223       $   77       $       --        $ 10,098
  Intersegment                          3,877           --           --           20           --          (3,897)              --
  Net investment income                     2        3,242            1            5            4               --           3,254
  Other(2)                                 --        3,828           --           --           --               --           3,828
                                   -------------------------------------------------------------------------------------------------
                                        3,879       16,224          645          248           81          (3,897)          17,180

Total expenses                          4,175       13,274          576          829          179          (3,897)          15,136
                                   -------------------------------------------------------------------------------------------------

(Loss) income before income
  taxes                                 (296)        2,950           69        (581)         (98)               --           2,044
Income tax (benefit)
  expense                                (85)        1,042           24        (197)         (33)               --             751
                                   -------------------------------------------------------------------------------------------------
Net (loss) income                    $  (211)     $  1,908       $   45       $(384)       $ (65)       $       --        $  1,293
                                   =================================================================================================

Total assets                         $139,151     $291,740       $3,139       $2,662       $1,079       $(139,233)        $298,538
                                   =================================================================================================

-------------
(1) Intersegment eliminations for revenues and expenses are primarily for management and administrative services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables and payables for management fees and reclassifications between assets and liabilities primarily for taxes.

(2)     Other revenues consist primarily of net realized capital gains.

                                                                   Three months ended June 30, 2000
                                   -------------------------------------------------------------------------------------------------
                                       Midwest      Midwest
                                       Holding      Medical     Services     Solutions    MedPower    Eliminations(1)   Consolidated
                                   -------------------------------------------------------------------------------------------------
Revenues:
  External customers                 $     --     $ 11,252       $  529       $   20       $   77       $      --        $ 11,878
  Intersegment                          4,004           --           --            3           --          (4,007)             --
  Net investment income                  (245)       3,041            1            3            3             285           3,088
  Other(2)                                 11        1,520           --           --           --              --           1,531
                                   -------------------------------------------------------------------------------------------------
                                        3,770       15,813          530           26           80          (3,722)         16,497

Total expenses                          3,875       12,062          463          517          210          (3,722)         13,405
                                   -------------------------------------------------------------------------------------------------

(Loss) income before income
  taxes                                  (105)       3,751           67         (491)        (130)             --           3,092
Income tax (benefit)
  expense                                 (33)      (1,420)          22         (167)         (44)             --          (1,642)
                                   -------------------------------------------------------------------------------------------------
Net (loss) income                    $    (72)    $  5,171       $   45       $ (324)      $  (86)      $      --        $  4,734
                                   =================================================================================================

Total assets                         $165,430     $323,494       $2,258       $2,557       $1,315       $(165,363)       $329,691
                                   =================================================================================================

-------------
(1) Intersegment eliminations for revenues and expenses are primarily for management, administrative and investment services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables for management fees and reclassifications between assets and liabilities primarily for taxes.

(2) Other revenues consist primarily of net realized capital gains and interest received on federal income tax refunds.

                                                                     Six months ended June 30, 2001
                                   -------------------------------------------------------------------------------------------------
                                       Midwest      Midwest
                                       Holding      Medical     Services     Solutions    MedPower    Eliminations(1)   Consolidated
                                   -------------------------------------------------------------------------------------------------
Revenues:
  External customers                 $     --     $ 20,727       $1,149      $   394       $  154       $      --         $ 22,424
  Intersegment                          7,669           --           --           41           --          (7,710)              --
  Net investment income                    17        6,216            4           12           11              --            6,260
  Other(2)                                 28        6,098           --           --           --              --            6,126
                                   -------------------------------------------------------------------------------------------------
                                        7,714       33,041        1,153          447          165          (7,710)          34,810

Total expenses                          8,266       27,693        1,202        1,586          345          (7,710)          31,382
                                   -------------------------------------------------------------------------------------------------

(Loss) income before income
  taxes                                  (552)       5,348          (49)      (1,139)        (180)             --            3,428
Income tax (benefit)
  expense                                (167)       1,881          (15)        (387)         (61)             --            1,251
                                   -------------------------------------------------------------------------------------------------
Net (loss) income                    $   (385)    $  3,467       $  (34)     $  (752)      $ (119)      $      --         $  2,177
                                   =================================================================================================

Total assets                         $139,151     $291,740       $3,139      $ 2,662       $1,079       $(139,233)        $298,538
                                   =================================================================================================

-------------
(1) Intersegment eliminations for revenues and expenses are primarily for management and administrative services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables and payables for management fees and reclassifications between assets and liabilities primarily for taxes.

(2)     Other revenues consist primarily of net realized capital gains.

                                                                      Six months ended June 30, 2000
                                   -------------------------------------------------------------------------------------------------
                                       Midwest      Midwest
                                       Holding      Medical     Services     Solutions    MedPower    Eliminations(1)   Consolidated
                                   -------------------------------------------------------------------------------------------------
Revenues:
  External customers                 $     --    $  21,569       $  889      $    30       $  156       $      --         $ 22,644
  Intersegment                          8,378           --           --           10           --          (8,388)              --
  Net investment income                  (458)       5,944            6            5            9             535            6,041
  Other(2)                                 94        7,951           --           --           --              --            8,045
                                   -------------------------------------------------------------------------------------------------
                                        8,014       35,464          895           45          165          (7,853)          36,730

Total expenses                          8,248       25,478          896        1,089          436          (7,853)          28,294
                                   -------------------------------------------------------------------------------------------------

(Loss) income before income
  taxes                                  (234)       9,986           (1)      (1,044)        (271)             --            8,436
Income tax (benefit)
  expense                                 (72)         727           --         (355)         (92)             --              208
                                   -------------------------------------------------------------------------------------------------
Net (loss) income                    $   (162)     $ 9,259       $   (1)     $  (689)      $ (179)      $      --         $  8,228
                                   =================================================================================================

Total assets                         $165,430     $323,494       $2,258      $ 2,557       $1,315       $(165,363)        $329,691
                                   =================================================================================================

-------------
(1) Intersegment eliminations for revenues and expenses are primarily for management, administrative and investment services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables for management fees and reclassifications between assets and liabilities primarily for taxes.

(2) Other revenues consist primarily of net realized capital gains and interest received on federal income tax refunds.

NOTE F - COMPREHENSIVE INCOME

The components of Midwest Holding's comprehensive income are net income and changes in net unrealized appreciation of investments. Total comprehensive income was $(342,000) and $(5,964,000) for the three and six-months ended June 30, 2001 and $969,000 and $5,464,000 for the three and six-months ended June 30, 2000.


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

Capital Resources and Liquidity

The majority of the Company's assets, 83% at June 30, 2001 and 87% at December 31, 2000, are invested in investment-grade bonds, equities and short-term instruments. The Company's investments in debt and equity securities are classified as available for sale and are therefore carried at fair value. Other investments consist of equity interests in non-traded real estate investment trusts (REIT) that are also classified as available for sale and are recorded at the fair value determined by the most recent independent appraisal. The Company purchased an additional $10,000,000 of the REIT in the first quarter of 2001 bringing its ownership interest in the REIT to approximately 7% of the total shares outstanding. The purchase used proceeds from sales of equity securities and was made to capture the current attractive yield on the REIT, approximately 8.5%, and to reduce the Company's portfolio allocation to equities to a level more consistent with the rest of the medical malpractice insurance industry. The Company believes that this will also help to reduce the volatility in the market value of the total investment portfolio.

Operations generated $(7,969,000) of negative cash flow during the first six months of 2001 compared to $2,359,000 of positive cash flow for the same period of 2000. During the first six months of 2001, dividend payments of $4,045,000 were made to policyholders and payments of $1,877,000 were made to reinsurers. Unfavorable experience adjustments on the 1992-1994 and 1995-1997 reinsurance contracts triggered the payments to the reinsurers. An increase in claim payments also contributed to the negative cash flow in the first six months of 2001. The positive cash flow in the first six months of 2000 was primarily due to payments of $5,208,000 received from reinsurers for favorable experience adjustments on the 1992-1994 and 1995-1997 reinsurance contracts. Federal tax refunds including interest of $4,418,000 also contributed to the positive operating cash flow. This was partially offset by $5,073,000 of policyholder dividend payments. The Company believes that its cash, internally generated funds and investments will be sufficient to meet normal operating requirements.

Shareholders' equity decreased by $(5,964,000) during the first six months of 2001. Net income of $2,177,000 was offset by net unrealized losses in the fair value of investments, net of deferred taxes, of $(8,141,000).

Results of Operations

Net premiums earned decreased $351,000 for the first six months of 2001 compared to the same period of 2000. An unfavorable experience adjustment of $2,329,000 was recorded in the second quarter on the 1995-1997 reinsurance contract due primarily to a large claim paid on the 1996 report year. This was partially offset by new business resulting in approximately $1,868,000 of additional premiums earned, a 5% premium rate increase for Iowa policyholders and fewer premium discounts. Fewer premium discounts were awarded as competitive pressures are easing in most of Midwest Medical's markets. Competitors are generally raising rates aggressively or exiting certain medical malpractice market segments altogether. These insurance marketplace conditions, rising rates and more limited availability, are often referred to as a "hard market".

Net capital gains of $6,126,000 were realized during the first six months of 2001, a decrease of $204,000 over the same period in 2000. Equities selected by the outside, domestic equity manager were sold in the first half of 2001 to fund the additional REIT purchase of $10,000,000 as well as policyholder dividend payments. Appreciated technology common stocks were sold in the first quarter of 2000 to maintain appropriate equity portfolio diversification. Future levels of realized capital gains or losses are difficult to predict as investment managers purchase and sell securities in response to changing market conditions and investment policy guidelines.

Other revenues were $1,690,000 for the first six months of 2001, a decrease of $1,584,000 from the same period of 2000. Most of this decrease is due to the $1,703,000 of interest on federal tax refunds recorded in the second quarter of 2000. Also contributing to the decrease is the elimination of finance charges on 2001 premium billings to Midwest Medical policyholders. Finance charges of $484,000 were included in other revenues for the first half of 2000. Offsetting these decreases were a $402,000 increase in Solutions' revenues primarily from the information technology consulting division and a $258,000 increase in Services' revenues primarily from commission income earned on new accounts.

Losses and loss adjustment expenses increased $2,647,000 for the first six months of 2001 versus 2000. The increase in 2001 was primarily due to the growth in Midwest Medical business and the corresponding exposure. The increase in Midwest Medical's retention on a single claim from $750,000 to $1,000,000 beginning 2001 also contributed to the increase in incurred losses. Since the effects of interim claim frequency and severity statistics are not actuarially analyzed, incurred losses are estimated during the interim using historical company data, known trends and management's judgment. The increase in incurred losses for the first six months of 2001 was, for the most part, anticipated by management due to Midwest Medical's increased exposure and the recent growth in claims severity. Due to these same reasons, management expects a continuation in the upward trend in losses for the remainder of the year.

Underwriting, acquisition and insurance expenses increased $108,000 for the first six months of 2001 compared to the same period in 2000. An increase in gross premium written drove additional commission expense in the first six months of 2001.

Other operating expenses increased $333,000 for the first six months of 2001 compared to the same period in 2000. Additional staff for Solutions and Services and greater commissions paid to Services' producers accounted for most of the increase. These increases were partially offset by lower development costs in Solutions and lower consulting expenses in MedPower.

Income tax expense increased to $1,251,000 for the six months ending June 30, 2001 from $208,000 for the same period in 2000. The increase was primarily due to the $2,715,000 income tax benefit recorded in the second quarter of 2000 for federal tax refunds received on the 1992 to 1996 tax years.

As a result of the factors discussed above, the Company recorded net income of $2,177,000 for the six months ended June 30, 2001 compared to net income of $8,228,000 for the same period of 2000.

Cautionary Note Regarding Forward-Looking Statements

Statements other than historical information contained in this report are considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, in addition to the factors discussed in this report, there are or will be other significant factors that could cause actual results to differ materially from those indicated. These factors include but are not limited to:

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

The above factors should be considered when reviewing any forward-looking statement contained in this report. The significant factors that could affect forward-looking statements are subject to change, and the Company does not intend to update any forward-looking statement or the above list of significant factors.

By this cautionary note, the Company intends to rely upon the safe harbor from liability with respect to forward-looking statements provided by Section 27A and
Section 21E referred to previously.

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

Based on the effective duration of the fixed maturity investment portfolio, an abrupt 100 basis point increase in interest rates along the entire interest rate yield curve would adversely affect the fair value of fixed maturity investments by approximately $6,200,000 at June 30, 2001 compared to $6,500,000 at December 31, 2000.

Based primarily on past annual performance relative to the Standard & Poors 500 Market Index (S&P 500), an abrupt ten percent decrease in the S&P 500 would adversely affect the fair value of equity securities by approximately $8,100,000 at June 30, 2001 compared to $10,400,000 at December 31, 2000.

No material change occurred in the foreign currency exchange rate risk on the investment in international equity securities at June 30, 2001 compared to December 31, 2000.

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



                                     Midwest Medical Insurance Holding Company
                                     -----------------------------------------
                                                   (Registrant)



Date August 6, 2001                  /s/ David P. Bounk
-------------------                  -----------------------------------------
                                     David P. Bounk
                                     President and Chief Executive Officer



Date August 6, 2001                  /s/ Niles Cole
-------------------                  -----------------------------------------
                                     Niles Cole
                                     Vice President and
                                     Principal Financial Officer and
                                     Principal Accounting Officer