Form 10-Q
period 2001-09-30
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 2001-11-13
CIK 894353

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q

                                  (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Period Ended September 30, 2001.
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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

The number of shares outstanding of the issuer's classes of common stock as of September 30, 2001:

Class B Common Stock, $1,000 par value - 1 share

Class C Common Stock, no par value - 9,341 shares


================================================================================

                                      INDEX

                    Midwest Medical Insurance Holding Company


      PART  I.    FINANCIAL INFORMATION

      Item 1.     Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - September 30, 2001 and December 31, 2000

                  Condensed consolidated statements of income - Three months ended September 30, 2001 and 2000; Nine months ended September 30, 2001 and 2000

                  Condensed consolidated statements of cash flows - Nine months ended September 30, 2001 and 2000

                  Notes to condensed consolidated financial statements - September 30, 2001

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

      Item 6.     Exhibits and Reports on Form 8-K


      SIGNATURES

Part I.  Financial Information
         Item 1.  - Financial Statements

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                               September 30       December 31
                                                                   2001              2000
                                                               ------------       -----------
                                                                (Unaudited)         (Note A)
ASSETS
   Fixed maturities at fair value (cost:
       2001 $134,708; 2000 $148,832)                               $138,967          $146,516
   Equity securities at fair value (cost:
       2001 $47,550; 2000 $49,739)                                   56,843            86,418
   Short-term investments                                            24,277            19,587
   Other investments at fair value (cost:
       2001 $20,000; 2000 $10,000)                                   21,616            10,915
                                                                -----------       -----------
                                                                    241,703           263,436

   Cash                                                                  --               976
   Accrued investment income                                          2,074             2,286
   Premiums receivable - Note C                                      17,082             6,214
   Reinsurance recoverable on paid and unpaid losses                 15,115            18,833
   Amounts due from reinsurers                                        3,758             1,390
   Other assets                                                      11,514             8,606
                                                                 ----------       -----------
   Total assets                                                    $291,246          $301,741
                                                                 ==========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Unpaid losses and loss adjustment expenses                      $115,631          $118,478
   Unearned premiums - Note C                                        28,999            12,050
   Policyholder dividends - Note D                                    6,084             8,108
   Deferred income taxes                                                 --             6,635
   Amounts due to reinsurers                                          6,977             5,248
   Other liabilities - Note C                                         8,673            10,624
                                                                 ----------        ----------
                                                                    166,364           161,143

SHAREHOLDERS' EQUITY
   Class B Common Stock; authorized, issued and
     outstanding 1 share; $1,000 par value                                1                 1
   Class C Common Stock; authorized 300,000 shares,
     issued and outstanding 9,341 shares in 2001
     and 7,961 shares in 2000; no par value                              --                --
   Paid-in capital                                                   12,789            12,789
   Retained earnings                                                102,081           104,524
   Accumulated other comprehensive income:
     Net unrealized appreciation of investments                      10,011            23,284
                                                                 ----------        ----------
                                                                    124,882           140,598
                                                                 ----------        ----------

   Total liabilities and shareholders' equity                    $  291,246        $  301,741
                                                                 ==========        ==========


See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                             (Dollars in thousands)
                                   (Unaudited)


                                               Three months ended           Nine months ended
                                                  September 30                September 30
                                            -------------------------    ------------------------
                                               2001          2000           2001         2000
                                            -----------   -----------    -----------   ----------
Revenues:
  Net premiums earned                       $   13,688    $   11,025     $   34,422    $  32,110
  Net investment income                          3,188         3,046          9,437        9,078
  Net realized capital gains                       119         3,778          6,244       10,108
  Other                                            635           599          2,172        3,717
                                            ----------    ----------     ----------    ---------
                                                17,630        18,448         52,275       55,013

Losses and expenses:
  Losses and loss adjustment expenses           16,587        10,190         39,877       30,833
  Policyholder dividends - Note D                4,050         8,000          4,050        8,000
  Underwriting, acquisition and
    insurance expenses                           2,032         1,630          6,435        5,924
  Other operating expenses                       1,629         2,354          4,973        5,275
                                            ----------    ----------     ----------    ---------
                                                24,298        22,174         55,335       50,032
                                            ----------    ----------     ----------    ---------
(Loss) income from continuing
operations before income taxes                  (6,668)       (3,726)        (3,060)       4,981

Income tax (benefit) expense -
  Note B                                        (2,310)         (237)          (998)          63
                                            ----------    ----------     ----------    ---------
(Loss) income from continuing
operations after income taxes                   (4,358)       (3,489)        (2,062)       4,918

Discontinued operations - Note E:
  Loss from discontinued operations
of MedPower, net of income tax
benefit                                            (16)          (70)          (135)        (249)
  Loss on disposal of MedPower, net
of income tax benefit                             (246)           --           (246)          --
                                            ----------    ----------     ----------    ---------
                                                  (262)          (70)          (381)        (249)
                                            ----------    ----------     ----------    ---------

Net (loss) income                           $   (4,620)   $   (3,559)    $   (2,443)   $   4,669
                                            ==========    ==========     ==========    =========


 See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                    Nine months ended
                                                                      September 30
                                                              ---------------------------
                                                                  2001           2000
                                                              -------------   -----------
OPERATING ACTIVITIES
   Net (loss) income                                            $   (2,443)     $   4,669
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Increase in premiums receivable                              (10,868)        (4,927)
      Decrease in reinsurance recoverable on paid
        and unpaid losses                                            3,718          3,868
      (Increase) decrease in amounts due from reinsurers            (2,368)         3,833
      Increase in other assets                                      (2,908)        (1,225)
      Decrease in unpaid losses and loss adjustment expenses        (2,847)        (1,901)
      Increase in unearned premiums                                 16,949          9,647
      (Decrease) increase in policyholder dividends                 (2,024)           389
      Net realized capital gains                                    (6,244)       (10,108)
      Other changes, net                                               176            (32)
                                                              ------------     ----------
                                                                    (8,859)         4,213

INVESTING ACTIVITIES
   Purchases of fixed maturity investments and
      equity securities                                           (104,225)       (80,295)
   Sales of fixed maturity investments and equity
      securities                                                   113,438         83,914
   Maturities and calls of fixed maturity investments                3,360          4,184
   Net purchase of short-term investments                           (4,690)       (11,184)
                                                              ------------    -----------
                                                                     7,883         (3,381)

FINANCING ACTIVITIES
   Increase in Class A stock redemptions payable                        --          6,551
   Redemption of Class A Common Stock                                   --         (9,174)
                                                              ------------    -----------
                                                                        --         (2,623)
                                                              ------------    -----------

Increase (decrease) in cash                                           (976)        (1,791)
Cash at beginning of year                                              976          1,821
                                                              ------------    -----------
CASH AT SEPTEMBER 30                                            $       --      $      30
                                                              ============    ===========




See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2001


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

         NOTE B - INCOME TAXES

         The Company calculates its income tax provision for interim periods by estimating the annual effective tax rate and applying this rate to the income of the interim period. The estimated annual effective tax rate used for the three and nine-month periods ended September 30, 2001 and 2000 was approximately 35%. During the second quarter of 2000, Midwest Medical Insurance Company received $4,418,000 in federal tax refunds and interest that resulted from the IRS examinations for the 1992 to 1996 tax years. The $2,715,000 of tax refunds was recorded as an income tax benefit while the $1,703,000 of interest was recorded to other revenues. In the third quarter of 2000, Midwest Medical revised the estimated tax rate used to calculate the deferred tax on non-investment assets and liabilities. The estimated tax rate was lowered to 34% from 39.46% to eliminate the state income tax component. Due to Midwest Medical's increase in premium volume in recent years, state income taxes are nearly offset by state premium tax credits. The revision resulted in the recording of an additional $1,050,000 of deferred tax expense in the third quarter of 2000.

         NOTE C - UNEARNED PREMIUMS, PREMIUMS RECEIVABLE and
                  OTHER LIABILITIES

         The majority of Midwest Medical's insurance policies expire at December 31 and renew on January 1 of each year. As a result, the majority of the unearned premium amount at September 30, 2001 represents three months of unearned premium for every active policy renewed or newly written on January 1, 2001 with an expiration date of December 31, 2001. At December 31, 2000, most active 2000 policies expired and therefore had no unearned premium.

         Of the total unearned premium balance of $12,050,000 at December 31, 2000, $6,200,000 is reserved to recognize Midwest Medical's obligation to provide reporting endorsement coverage without additional premium upon the death, disability or retirement of policyholders. That same amount is also included in the unearned premium balance at September 30, 2001 and represents the actuarially determined present value of future benefits to be provided less the present value of future revenues to be received.

         The increase of $10,868,000 in premiums receivable from December 31, 2000 to September 30, 2001 is primarily due to the renewal of most active policies on January 1. The full year's premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly and each year's premium is nearly all collected during the year. The receivable balance remaining at the end of the year primarily relates to the small number of policies underwritten by Midwest Medical that have other than December 31 expiration dates.

         Of the total other liabilities balance of $10,624,000 at December 31, 2000, $5,237,000 is for premium payments received from policyholders in advance of their January 1, 2001 policy renewal. No advance premium payments were recorded at September 30, 2001.

         NOTE D - POLICYHOLDER DIVIDENDS

         In 1999, Midwest Medical replaced the retrospective premium credit program for physicians with a policyholder dividend program. To implement the policyholder dividend program, Midwest Medical issued participating policy endorsements to all active physician, clinic and hospital accounts during 1999 and 2000. Participating policies represented approximately 97% and 96% of total premiums in force and premium income at September 30, 2001 and December 31, 2000, respectively.

         In the third quarter of 2001, Midwest Medical's Board of Directors declared a $4,050,000 dividend to be paid to physician and clinic policyholders in 2002. The dividend will be awarded proportionately based on annual premiums for physician and clinic policyholders that were insured by Midwest Medical in 1997 and remain insured throughout 2002. The dividend will be paid in four equal installments in February, May, August and November of 2002.

         NOTE E - DISCONTINUED OPERATIONS

         Effective July 31, 2001, the Company sold all of the capital stock of MedPower Information Resources, Inc. to ClaimLynx, Inc. Proceeds from the sale were $150,000. The Company recorded a $246,000 loss on the sale net of an income tax benefit of $127,000. The loss included estimated disposal costs of approximately $36,000. No significant assets or liabilities remain from MedPower as of September 30, 2001. The Company's condensed consolidated financial statements and notes report its former electronic medical claims processor as discontinued operations. Prior periods have been restated accordingly.

NOTE F - SEGMENT INFORMATION

The Company's continuing operations are organized into four legal entity business segments. The segments are described under the "Background" section in
Item 1 of the 2000 Annual Report on Form 10-K. The following financial information summarizes the results of operations and total assets reported by the Company's four business segments for the three and nine-month periods ended September 30, 2001 and 2000 (in thousands).

                                                    Three months ended September 30, 2001
                                  ---------------------------------------------------------------------------
                                   Midwest       Midwest
                                   Holding       Medical   Services  Solutions  Eliminations(1)  Consolidated
                                 ----------------------------------------------------------------------------
Revenues:
  External customers                $     --     $ 13,695     $  476     $  115    $      --       $ 14,286
  Intersegment                         3,727           --         --         43       (3,770)            --
  Net investment income                    6        3,175          2          5           --          3,188
  Other(2)                                46          110         --         --           --            156
                                    -----------------------------------------------------------------------
                                       3,779       16,980        478        163       (3,770)        17,630

Total expenses                         4,016       22,669        615        768       (3,770)        24,298
                                    -----------------------------------------------------------------------

Loss from continuing operations
  before income taxes                   (237)      (5,689)      (137)      (605)          --         (6,668)
Income tax benefit                       (80)      (1,978)       (47)      (205)          --         (2,310)
                                    -----------------------------------------------------------------------
Loss from continuing operations
  after income taxes                $   (157)    $ (3,711)    $  (90)    $ (400)   $      --       $ (4,358)
                                    =======================================================================

Total assets                        $129,688     $283,724     $3,094     $1,797    $(127,057)      $291,246
                                    =======================================================================


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

                                                  Three months ended September 30, 2000
                                  --------------------------------------------------------------------------
                                    Midwest   Midwest
                                    Holding    Medical   Services   Solutions  Eliminations(1)  Consolidated
                                 ---------------------------------------------------------------------------
Revenues:
  External customers                $     --  $ 11,129     $  382     $  111    $      --      $  11,622
  Intersegment                         3,983        --         --          2       (3,985)            --
  Net investment income                 (230)    2,998          1          8          269          3,046
  Other(2)                                38     3,742         --         --           --          3,780
                                    --------------------------------------------------------------------
                                       3,791    17,869        383        121       (3,716)        18,448

Total expenses                         4,865    20,083        441        501       (3,716)        22,174
                                    --------------------------------------------------------------------

Loss from continuing operations
  before income taxes                 (1,074)   (2,214)       (58)      (380)          --         (3,726)
Income tax (benefit) expense            (365)      275        (18)      (129)          --           (237)
                                    --------------------------------------------------------------------
Loss from continuing operations
  after income taxes                $   (709) $ (2,489)    $  (40)    $ (251)   $      --      $  (3,489)
                                    ====================================================================

Total assets                        $155,606  $311,580     $ 2,214    $3,488    $(154,874)     $ 318,014
                                    ====================================================================


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

                                                     Nine months ended September 30, 2001
                                  -------------------------------------------------------------------------
                                    Midwest   Midwest
                                    Holding    Medical   Services   Solutions Eliminations(1)  Consolidated
                                 --------------------------------------------------------------------------
Revenues:
  External customers                $     --  $ 34,422     $1,625     $  509    $      --      $ 36,556
  Intersegment                        11,396        --         --         84      (11,480)           --
  Net investment income                   23     9,391          6         17           --         9,437
  Other(2)                                74     6,208         --         --           --         6,282
                                    -------------------------------------------------------------------
                                      11,493    50,021      1,631        610      (11,480)       52,275

Total expenses                        12,282    50,362      1,817      2,354      (11,480)       55,335
                                    -------------------------------------------------------------------

Loss from continuing operations
  before income taxes                   (789)     (341)      (186)    (1,744)          --        (3,060)
Income tax benefit                      (247)      (97)       (62)      (592)          --          (998)
                                    -------------------------------------------------------------------
Loss from continuing operations
  after income taxes                $   (542) $   (244)    $ (124)   $(1,152)   $      --      $ (2,062)
                                    ===================================================================

Total assets                        $129,688  $283,724     $3,094     $1,797    $(127,057)     $291,246
                                    ===================================================================


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

                                                     Nine months ended September 30, 2000
                                  -------------------------------------------------------------------------
                                   Midwest     Midwest
                                   Holding     Medical   Services   Solutions Eliminations(1)  Consolidated
                                 --------------------------------------------------------------------------
Revenues:
  External customers                $     --  $ 32,698     $1,271    $   141    $      --      $ 34,110
  Intersegment                        12,361        --         --         12      (12,373)           --
  Net investment income                 (688)    8,942          7         13          804         9,078
  Other(2)                               132    11,693         --         --           --        11,825
                                    -------------------------------------------------------------------
                                      11,805    53,333      1,278        166      (11,569)       55,013

Total expenses                        13,113    45,561      1,337      1,590      (11,569)       50,032
                                    -------------------------------------------------------------------

(Loss) income from continuing
  operations before income taxes      (1,308)    7,772        (59)    (1,424)          --         4,981
Income tax (benefit) expense            (437)    1,002        (18)      (484)          --            63
                                    -------------------------------------------------------------------
(Loss) income from continuing
  operations after income taxes     $   (871) $  6,770     $  (41)    $ (940)   $      --      $  4,918
                                    ===================================================================

Total assets                        $155,606  $311,580     $2,214     $3,488    $(154,874)     $318,014
                                    ===================================================================

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

         NOTE G - COMPREHENSIVE INCOME

         The components of Midwest Holding's comprehensive income are net income and changes in net unrealized appreciation of investments. Total comprehensive income was $(9,752,000) and $(15,716,000) for the three and nine-months ended September 30, 2001 and $(8,635,000) and $(3,171,000) for the three and nine-months ended September 30, 2000.

         Item 2. - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         General

         The following analysis of the financial condition and results of operations of Midwest Holding and its wholly-owned subsidiaries, Midwest Medical, MMIHC Insurance Services, Inc., and Midwest Medical Solutions, Inc. should be read in conjunction with the condensed consolidated financial statements and notes included in this report. Midwest Holding and its subsidiaries are collectively referred to as the Company unless the reference pertains to a specific entity.

         Capital Resources and Liquidity

         The majority of the Company's assets, 83% at September 30, 2001 and 87% at December 31, 2000, are invested in investment-grade bonds, equities and short-term instruments. The Company's investments in debt and equity securities are classified as available for sale and are therefore carried at fair value. Other investments consist of equity interests in non-traded real estate investment trusts (REIT) that are also classified as available for sale and are recorded at the fair value determined by the most recent independent appraisal. The Company purchased an additional $10,000,000 of the REIT in the first quarter of 2001 bringing its ownership interest in the REIT to approximately 7% of the total shares outstanding. The purchase used proceeds from sales of equity securities and was made to capture the current attractive yield on the REIT, approximately 8.5%, and to reduce the Company's portfolio allocation to equities to a level more consistent with the rest of the medical malpractice insurance industry. The Company believes that this will also help to reduce the volatility in the market value of the total investment portfolio.

         Operations generated $(8,859,000) of negative cash flow during the first nine months of 2001 compared to $4,213,000 of positive cash flow for the same period of 2000. An increase in claim payments significantly drove the negative cash flow in the first nine months of 2001. Claim payments, net of reinsurance recoveries, were $33,722,000 during the first nine months of 2001 compared to $24,238,000 during the same period of 2000. Also contributing to the negative cash flow were policyholder dividend payments of $6,073,000 and prior year reinsurance payments of $4,113,000. The reinsurance payments consisted of $2,236,000 of deposit premium adjustments on the 1998 and 2000 reinsurance contracts and $1,877,000 of unfavorable experience adjustments on the 1992-1994 and 1995-1997 reinsurance contracts. The positive cash flow in the first nine months of 2000 was primarily due to payments of $5,408,000 received from reinsurers for favorable experience adjustments on the 1992-1994 and 1995-1997 reinsurance contracts. Federal tax refunds including interest of $4,418,000 also contributed to the positive operating cash flow. This was partially offset by $7,611,000 of policyholder dividend payments. The Company believes that its cash, internally generated funds and investments will be sufficient to meet normal operating requirements.

         Shareholders' equity decreased $(15,716,000) during the first nine months of 2001. The decrease consisted of a net loss from operations of $(2,443,000) and net unrealized losses in the fair value of investments, net of deferred taxes, of $(13,273,000).

         Results of Operations

         Net premiums earned increased $2,312,000 for the first nine months of 2001 compared to the same period of 2000. New business resulting in approximately $4,805,000 of additional premiums earned primarily drove the increase. This was partially offset by unfavorable experience adjustments of $2,488,000 recorded on the 1995-1997 reinsurance contract. The increase in new business is the result of the easing of competitive pressures in most of Midwest Medical's markets. Competitors are generally raising rates aggressively or exiting certain medical malpractice market segments altogether. These insurance marketplace conditions, rising rates and more limited availability, are often referred to as a "hard market". Midwest Medical remains selective in reviewing new business opportunities to ensure that adequate rates can be obtained for the risks assumed.

         Net capital gains of $6,244,000 were realized during the first nine months of 2001, a decrease of $3,864,000 over the same period in 2000. Equities selected by the outside, domestic equity manager were sold in the first half of 2001 to fund the additional REIT purchase of $10,000,000 as well as policyholder dividend payments. In 2000, appreciated technology common stocks were sold in the first quarter to maintain appropriate diversification and selected equities were sold in the third quarter to begin the funding of Midwest Holding's tender offer redemption of Class A shares. Future levels of realized capital gains or losses are difficult to predict as investment managers purchase and sell securities in response to changing market conditions and investment policy guidelines.

         Other revenues were $2,172,000 for the first nine months of 2001, a decrease of $1,545,000 from the same period of 2000. Most of this decrease is due to the $1,703,000 of interest on federal tax refunds recorded in the second quarter of 2000. Also contributing to the decrease is the elimination of finance charges on 2001 premium billings to Midwest Medical policyholders. Finance charges of $588,000 were included in other revenues for the first nine months of 2000. Offsetting these decreases were a $444,000 increase in Solutions' revenues primarily from the technology consulting division and a $353,000 increase in Services' revenues primarily from commission income earned on new accounts.

         Losses and loss adjustment expenses increased $9,044,000 for the first nine months of 2001 versus 2000. The increase in 2001 was primarily due to the growth in Midwest Medical business and the corresponding exposure. The increase in Midwest Medical's retention on a single claim from $750,000 to $1,000,000 beginning 2001 also contributed to the increase. Since the effects of interim claim frequency and severity statistics are not actuarially analyzed, incurred losses are estimated during the interim using historical company data, known trends and management's judgment. The increase in incurred losses during 2001 was, for the most part, anticipated by management due to Midwest Medical's increased exposure and the recent growth in claims severity. Due to these same reasons, management expects this higher level of losses to continue for the remainder of the year.

         Policyholder dividends of $4,050,000 were declared in the third quarter of 2001 by Midwest Medical's Board of Directors. This compares to $8,000,000 declared in the third quarter of 2000. The decrease is primarily due to less favorable loss experience on the 1997 year compared to the 1996 year on which the respective policyholder dividends were based. Policyholder dividends represent a return of prior years' profits that were greater than anticipated due to favorable claims and investment experience.

         Underwriting, acquisition and insurance expenses increased $511,000 for the first nine months of 2001 compared to the same period in 2000. Additional commissions and premium taxes resulting from the greater premium volume drove the increase.

         Other operating expenses decreased $302,000 for the first nine months of 2001 compared to the same period in 2000. The decrease was primarily due to additional expenses incurred in 2000 related to Midwest Holding's tender offer to Class A shareholders. Increases in 2001 expenses due to additional staff for Solutions and Services and greater commissions paid to Services' producers partially offset the above decrease.

         The first nine months of 2001 incurred an income tax benefit of $998,000 compared to an income tax expense of $63,000 for the same period in 2000. Operating losses primarily drove the income tax benefit for 2001. The 2000 income tax expense was adjusted for $2,715,000 of federal tax refunds received on the 1992 to 1996 tax years and $1,050,000 of additional deferred tax expense from a revision in the estimated deferred tax rate. Excluding these adjustments, the effective tax rate for the first nine months of 2000 would have been approximately 35%.

         Effective July 31, 2001, the Company sold all of the capital stock of MedPower Information Resources, Inc. to ClaimLynx, Inc. Proceeds from the sale were $150,000. The Company recorded an after-tax loss of $246,000 on the sale of its former electronic medical claims processor. The loss included estimated disposal costs after the closing date of approximately $36,000. The Company decided to sell MedPower as continued strong competition in the electronic medical claims processing marketplace diminished the prospect of generating sufficient revenues for MedPower to earn a profit.

         As a result of the factors discussed above, the Company recorded a net loss of $2,443,000 for the nine months ended September 30, 2001 compared to net income of $4,669,000 for the same period of 2000.

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

Based on the effective duration of the fixed maturity investment portfolio, an abrupt 100 basis point increase in interest rates along the entire interest rate yield curve would adversely affect the fair value of fixed maturity investments by approximately $5,600,000 at September 30, 2001 compared to $6,500,000 at December 31, 2000.

Based primarily on past annual performance relative to the Standard & Poors 500 Market Index (S&P 500), an abrupt ten percent decrease in the S&P 500 would adversely affect the fair value of equity securities by approximately $6,900,000 at September 30, 2001 compared to $10,400,000 at December 31, 2000.

A hypothetical 10% weakening of all foreign currencies relative to the U.S. dollar would adversely affect the fair value of the Company's investment in international equity securities by approximately $1,600,000 at September 30, 2001 compared to $2,000,000 at December 31, 2000.

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




                                   Midwest Medical Insurance Holding Company
                                   -----------------------------------------
                                                 (Registrant)


Date  November 12, 2001            /s/ David P. Bounk
                                   --------------------------------------------
                                       David P. Bounk
                                       President and Chief Executive Officer




Date  November 12, 2001            /s/ Niles Cole
                                  ---------------------------------------------
                                       Niles Cole
                                       Vice President and Principal Financial
                                       Officer and Principal Accounting Officer