Form 10-K
period 2001-12-31
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 2002-03-26
CIK 894353

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 2001

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from _______________ to ________________

Commission file number 0-21230
                       -------

                    Midwest Medical Insurance Holding Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                      41-1625287
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


7650 Edinborough Way, Suite 400
Minneapolis, Minnesota                                  55435-5978
-------------------------------             ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (952) 838-6700
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------

Class C Common Stock no par value                        N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2002 was $-0-.

The number of shares outstanding of the issuer's classes of common stock, as of March 15, 2002:

  Class B Common Stock, $1,000 par value - 1 share
  Class C Common Stock, no par value - 9,298 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

Midwest Medical Insurance Holding Company is a holding company organized under the laws of the State of Minnesota. Midwest Medical Insurance Company, Midwest Medical Solutions, Inc. and MMIHC Insurance Services, Inc. are wholly-owned subsidiaries of Midwest Holding. Midwest Holding and its subsidiaries are referred to collectively as the Company unless the reference pertains to a specific entity.

The Company's principal business operation is Midwest Medical. Midwest Medical's primary business is selling and issuing policies of medical professional liability insurance to: (1) individual physicians, (2) partnerships or professional corporations composed of physicians, (3) clinics, (4) hospitals, and (5) health plans.

Midwest Medical originally was organized in 1980 under the auspices of the Minnesota Medical Association to provide professional liability (malpractice) insurance to Minnesota physicians who were members of the Minnesota Medical Association. The business was reorganized on November 30, 1988 into a stock insurance company, Midwest Medical, wholly owned by a holding company, Midwest Holding, which could pursue other business opportunities. Another purpose of the reorganization was to give physicians a limited equity interest in their malpractice insurer while preserving Midwest Medical's capital and surplus. On July 1, 1993, the Iowa physician-owned malpractice insurer, Iowa Physicians Mutual Insurance Trust, was merged with and into Midwest Medical. On June 5, 1996, the Nebraska physician-owned malpractice insurer, Medical Liability Mutual Insurance Company of Nebraska, was merged with and into Midwest Medical. Midwest Medical now provides malpractice insurance to physicians and physician groups in Minnesota, Iowa, North Dakota, South Dakota, Nebraska, Illinois and Wisconsin on a claims-made basis. Midwest Medical has had the sponsorship of the Minnesota Medical Association since inception and also has the sponsorship of the Iowa Medical Society and the North Dakota Medical Association. Professional liability, general liability and umbrella excess liability insurance is also available to hospitals and other healthcare facilities throughout Midwest Medical's territory.

During 1997, Midwest Holding formed Solutions as a business development company to strengthen and promote the independence and interdependencies of physicians, clinics and hospitals that Midwest Medical serves. Business development opportunities being pursued include practice enhancement, strategic consulting, and technology services and support.

In January 1998, Solutions purchased the assets of MedPower Information Services, Inc. Solutions then contributed those assets to its newly formed, wholly-owned subsidiary, MedPower Information Resources, Inc. (MedPower). MedPower was subsequently sold effective July 31, 2001. MedPower processed and electronically submitted medical claims for over 100 healthcare providers in the Upper Midwest.

Services was incorporated in 1995 and began active operations in January 1999 with the acquisition of a book of business from Johnson-McCann Benefits, Inc. Services is an insurance agency specializing in providing Upper Midwest clients with group insurance products such as health, dental, life, disability and workers' compensation.

Midwest Holding provides management and administrative services to Midwest Medical and Solutions for a fee generally equal to the cost of services provided. Services operates independently with its own management and administrative staff and therefore does not have a management agreement with Midwest Holding.

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

A group must meet the following criteria in order to be eligible to be insured by Midwest Medical:

      1. The entity must have its principal place of business in Minnesota, Iowa, North Dakota, South Dakota, Nebraska, Illinois or Wisconsin; and

      2. The group must demonstrate that a majority of the individual physicians practicing medicine, surgery or osteopathy on a full-time basis through such clinics are, or intend to be, insured by Midwest Medical.

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

POLICY FORMS

Midwest Medical offers a "claims-made" medical malpractice liability insurance policy. Under a claims-made policy, coverage is provided for claims asserted and reported to Midwest Medical while the policy is in effect relating to occurrences which took place during the period in which the policyholder had coverage with Midwest Medical. For purposes of policy coverage, a claim includes any lawsuit, allegation of liability or other notice of patient dissatisfaction with services performed that is communicated to Midwest Medical as required by the policy. The policy also covers prior acts (i.e., claims first made during the policy period with respect to occurrences which took place prior to the date the insured initially secured coverage from Midwest Medical) for physicians previously insured under a claims-made policy with another professional liability insurer. Prior-acts coverage is not available from Midwest Medical for physicians who have not been continuously insured prior to obtaining coverage from Midwest Medical.

Midwest Medical also offers reporting endorsements (tails) which provide coverage of subsequent claims (i.e., claims first made subsequent to the date the insured terminates basic insurance coverage with Midwest Medical, but with respect to occurrences which took place while the insurance coverage was in effect prior to such termination date) made against its former insureds who have voluntarily terminated insurance coverage with Midwest Medical. In the event of death, permanent disability or retirement at age 55 or older after five years of continuous coverage with Midwest Medical, the reporting endorsement is provided at no additional premium.

Midwest Medical offers basic limits of coverage from $1,000,000 for each claim, subject to $3,000,000 annual aggregate, up to $12,000,000 for each claim, subject to $14,000,000 annual aggregate. Excess coverage above the basic limits is available from Midwest Medical's reinsurers on a facultative basis.

MARKETING AND DISTRIBUTION

Marketing of Midwest Medical policies is handled principally by Midwest Medical through salaried marketing representatives. Midwest Medical has also made marketing arrangements with a select group of agents to assist Midwest Medical in the production of large accounts and in the production of new coverages as they are developed. Midwest Medical approves all policies (and their terms) sold by agents prior to their becoming effective and no commissions are earned by agents until such approval has been granted.

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

Midwest Medical's reinsurance contract in effect during 2001 provided a primary layer of coverage of $1,000,000 in excess of $1,000,000 of retention per insured. The premium ceded for this coverage was 8.75% of net written premium with a profit sharing provision that is determined after 3 years. For limits of liability greater than $2,000,000, Midwest Medical cedes all premium and exposure to the reinsurers and collects a ceding commission of 25%. The reinsurers, their participation percentages and their A.M. Best rating are listed below.

      -     Hannover Reinsurance Company, (35%), A+
      -     Transatlantic Reinsurance Company, (35%), A+
      -     CNA Re, UK, (15.0%), A-
      -     Gerling Global Reinsurance Corporation (15%), A

Midwest Medical renewed its reinsurance agreement effective January 1, 2002. The premium ceded on the renewed reinsurance agreement increased to 9.75% of net written premium. The reinsurers on the 2002 agreement, their participation percentages and their A.M. Best rating are listed below:

      -     Hannover Reinsurance Company, (40%), A+
      -     Transatlantic Reinsurance Company, (30%), A+
      -     Gerling Global Reinsurance Corporation of America, (20%), A
      -     Lloyds syndicates, (10%), A-

From 1992 through 2000, Midwest Medical utilized "swing-rated" treaty reinsurance contracts. Premium ceded is based upon the losses paid under the contract limited to a minimum and a maximum percentage of the underlying Midwest Medical subject premium. These treaties do not include a commutation clause, but rather develop over time as claims are settled. The paid losses on the 1998-2000 reinsurance contract have already triggered the maximum premium ceded limit and the 1992-1994 and 1995-1997 reinsurance contracts together have fewer than forty outstanding claims. Consequently, management believes that the potential for further significant premium ceded on these contract years is small. All reinsurance contracts have been commuted and no claims are outstanding for years prior to 1992.

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

Midwest Medical's investment portfolio consists primarily of investment-grade fixed income instruments, including United States Government, governmental agency and corporate bonds. Fixed income investments comprised approximately 57% of total invested assets at December 31, 2001 compared to 56% at December 31, 2000. Midwest Medical's investment policy also permits the inclusion of equity securities. Equity securities comprised approximately 26% of total invested assets at December 31, 2001 compared to 33% at December 31, 2000. The decrease in the proportion of equity securities was due to a decrease in equity market values and sales of equity securities to add to the existing real estate investment trust holding and to provide capital for other corporate purposes. The remainder of Midwest Medical's investment portfolio, 17% and 11% at December 31, 2001 and 2000, respectively, was invested in real estate investment trusts and short-term investments.

RATING

A.M. Best & Company, Inc., publisher of Best's Insurance Reports, Property-Casualty, 2000 Edition, has assigned Midwest Medical an "A", or excellent, rating in 2001. This is the highest rating currently assigned to any company that specializes in medical malpractice insurance. Best's ratings are based on an analysis of the financial condition and operation of an insurance company as compared with the industry in general. Midwest Medical believes that a favorable rating has a positive effect since customers and their advisors often review Best's ratings when selecting an insurer and are more apt to purchase insurance from a company with a positive rating because of the greater security and stability associated with it. A positive rating relates to the ability of an insurer to meet its insurance obligations and does not directly relate to the value of the insurer's securities.

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

COMPETITION

Midwest Medical's major competitor, The St. Paul Companies, recently announced that they are exiting the medical malpractice line of business. Another major competitor, PHICO, was placed in rehabilitation by the Pennsylvania Department of Insurance in early 2002. The only national company that remains active in Midwest Medical's market area is Medical Protective Insurance

Company. In addition, PIC-Wisconsin, another physician-owned specialty carrier, has entered the market but has yet to be a significant factor in Midwest Medical's core states of Minnesota, Iowa, North Dakota, South Dakota and Nebraska. Midwest Medical is the only carrier endorsed by local medical societies in Minnesota, Iowa and North Dakota and owned by its physician-insureds, which management believes gives Midwest Medical a competitive advantage in marketing to physicians.

EMPLOYEES

As of December 31, 2001, Midwest Holding employed 101 persons, of whom ten were executives, 70 were supervisory employees or specialists and 21 were clerical employees. As of December 31, 2001, Services employed 13 persons, of whom one was an executive, nine were supervisory employees or specialists and three were clerical employees. No employees of Midwest Holding and Services are covered by a collective bargaining agreement and management believes that relations with employees are good.

ITEM 2. PROPERTIES

The Company owns the following fixed assets, all of which are used in the conduct of its business:

                                                   NET BOOK VALUE
                                                    DECEMBER 31,
                                                        2001
                                                   --------------
      Office furniture and equipment                 $  484,000
      Leasehold improvements at leased premises         207,000
      Computer hardware                                 493,000
      Computer system software                          362,000
                                                     ----------
      Total                                          $1,546,000
                                                     ==========

Midwest Holding and its subsidiaries own no real estate. Midwest Holding leases office space in Edina, Minnesota with total square feet of 26,069 and a lease term of six years and two months that expires on November 30, 2005. Midwest Holding also leases 5,018 square feet of office space in West Des Moines, Iowa under a three-year lease that expires on August 31, 2003. Midwest Holding leases an additional 4,610 square feet of office space in Omaha, Nebraska under a five-year lease that expires January 31, 2007. Solutions entered a new five-year lease commencing December 2001 for 8,031 square feet of office space in Plymouth, Minnesota. This lease expires December 31, 2006. Services leases a separate 5,437 square foot facility located in Shoreview, Minnesota. This lease expires March 31, 2006. Annual rent expense was approximately $1,020,000 in 2001 and $895,000 in 2000.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

(a) There is no market for Midwest Holding's Class B or Class C Common Stock. Class C shares are issued only to insured individual physicians or individual physicians jointly with the legal entities in which they practice. The shares are restricted and cannot be sold to anyone other than Midwest Holding and are subject to mandatory redemption for no consideration at the time that the physician terminates their insurance coverage with Midwest Medical for any reason.

(b) As of March 15, 2002, the Minnesota Medical Association held the 1 share of Class B Common Stock and 9,298 physicians held one share each of Class C Common Stock.

(c) Midwest Holding has never paid a shareholder dividend nor does it intend to within the foreseeable future. Without prior approval from the Minnesota Commissioner of Commerce, annual dividends to Midwest Holding from Midwest Medical cannot exceed 10% of policyholder surplus of Midwest Medical or the prior year's net income from operations of Midwest Medical excluding realized capital gains, whichever is greater.

ITEM 6. SELECTED FINANCIAL DATA

Following is the selected financial data of the Company for the five years ended December 31, 2001. This data should be read in conjunction with the audited consolidated financial statements and notes thereto appearing under Item 8 of this Form 10-K.

                                                                         YEAR ENDED DECEMBER 31
          OPERATIONS DATA                       2001(1)          2000(1)         1999(1)         1998(2)         1997(2)
------------------------------------------------------------------------------------------------------------------------
                                                             (Amounts in thousands, except percentage data)
Net premiums earned                            $ 50,097          $41,344         $46,583         $35,014         $32,916
Net investment and other income                  21,549           26,765          20,583          21,015          19,276
                                               -------------------------------------------------------------------------
Total revenue                                    71,646           68,109          67,166          56,029          52,192

Loss and loss adjustment expenses                58,299           39,587          41,468          37,494          31,834
Policyholder dividends                            4,050            8,108          10,175              --              --
Underwriting and other operating expenses        15,745           14,392          11,604           8,861           6,595
                                               -------------------------------------------------------------------------
                                                 78,094           62,087          63,247          46,355          38,429
                                               -------------------------------------------------------------------------
(Loss) income from continuing operations
   before tax                                    (6,448)           6,022           3,919           9,674          13,763
Income tax (benefit) expense                     (2,222)             437           1,281           3,052           4,463
                                               -------------------------------------------------------------------------
(Loss) income from continuing operations
   after tax                                   $ (4,226)         $ 5,585         $ 2,638         $ 6,622         $ 9,300
                                               =========================================================================

                                                                         YEAR ENDED DECEMBER 31
                                                2001(1)          2000(1)         1999(1)         1998(2)         1997(2)
------------------------------------------------------------------------------------------------------------------------
                                                             (Amounts in thousands, except percentage data)
(Loss) income from continuing operations
   after tax/total revenue                         (5.9)%            8.2%            3.9%           11.8%           17.8%
Return on average equity                           (3.4)%            3.7%            1.2%            4.4%            7.8%

                                                                               DECEMBER 31
           FINANCIAL CONDITION                  2001(1)          2000(1)         1999(2)         1998(2)         1997(2)
------------------------------------------------------------------------------------------------------------------------
                                                                    (Amounts in thousands)
ASSETS
Fixed maturities at fair value                 $140,436         $146,516        $153,950        $164,652        $171,975
Equity securities at fair value                  63,700           86,418         104,898          86,553          49,759
Short-term investments                           21,541           19,587           9,128           3,556          13,909
Other                                            21,616           10,915          10,000          10,000          10,000
                                               -------------------------------------------------------------------------
Total investments                               247,293          263,436         277,976         264,761         245,643

Reinsurance recoverable on paid and unpaid
   losses                                        14,528           18,833          19,285          16,499          19,117
Other assets                                     25,584           19,472          22,915          14,223          10,755
                                               -------------------------------------------------------------------------
Total assets                                   $287,405         $301,741        $320,176        $295,483        $275,515
                                               =========================================================================

LIABILITIES

Unpaid losses and loss adjustment expenses     $118,574         $118,478        $119,141        $110,964        $107,806
Other liabilities                                41,944           42,665          53,234          42,072          41,418
                                               -------------------------------------------------------------------------
                                                160,518          161,143         172,375         153,036         149,224

SHAREHOLDERS' EQUITY                            126,887          140,598         147,801         142,447         126,291
                                               -------------------------------------------------------------------------
Total liabilities and shareholders' equity     $287,405         $301,741        $320,176        $295,483        $275,515
                                               =========================================================================

--------------------------------------------------------------------------------

(1) Amounts derived from audited consolidated financial statements of Midwest Holding included in Item 8 of this Form 10-K.

(2) Amounts derived from audited consolidated financial statements of Midwest Holding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

MANNER OF PRESENTATION

The financial statements of Midwest Holding and its subsidiaries are presented on a consolidated basis. In future references in this analysis, which should be read together with the 2001 audited consolidated financial statements and notes thereto appearing under Item 8 of this Form 10-K, Midwest Holding and its subsidiaries are referred to collectively as the Company unless the reference pertains to a specific entity.

LIQUIDITY AND CAPITAL RESOURCES

The majority of the Company's assets are invested in investment-grade bonds, common stocks, real estate investment trusts and short-term investments. These investments totaled $247,293,000 and $263,436,000 at December 31, 2001 and 2000,
respectively, which represented 86.0% and 87.3% of total assets. The Investment Committee of the Board of Directors establishes the Company's investment policy. The main objectives of the current investment policy are the preservation of assets, maximizing pre-tax total portfolio return, and assuring adequate liquidity to meet operational requirements primarily the payment of insurance claims. Fixed maturity investments and equity securities are classified as available for sale and therefore are carried at fair value. The real estate investment trusts are recorded at appraised value and short-term investments are recorded at cost which approximates fair value.

In January 2001, the Company purchased an additional $10,000,000 of the real estate investment trusts (REIT) bringing its ownership interest to approximately 7% of the total REIT shares outstanding. The purchase used proceeds from sales of equity securities and was made to capture the current attractive yield on the REIT, approximately 8.5%, and to reduce the Company's portfolio allocation to equities to a level more consistent with the rest of the medical malpractice insurance industry. The Company believes that this will also help to reduce the volatility in the market value of the total investment portfolio.

The Company's cash flow from operations was $(8,829,000) in 2001 versus $1,544,000 in 2000 and $2,187,000 in 1999. The 2001 cash flow from operations was unfavorably impacted by an increase in claim payments, policyholder dividend payments and premium adjustments paid to reinsurers on reinsurance contracts for prior years. These negative cash flows were partially offset by an increase in premium volume. The 2000 cash flow from operations was favorably impacted by premium adjustments received from reinsurers on reinsurance contracts for prior years and federal tax refunds received from the Internal Revenue Service for the 1992 to 1996 tax years. These positive cash flows were partially offset by the payment of policyholder dividends. The 1999 cash flow from operations was favorably impacted by premium adjustments received from reinsurers on reinsurance contracts for prior years and greater premium received at the end of 1999 due to earlier billing of policies with January 2000 effective dates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Increases in new business and premium rates drove greater cash receipts from policyholder premiums in 2001. The increase in new business opportunities is primarily the result of the easing of competitive pressures in Midwest Medical's markets. Two main competitors, The St. Paul Companies and PHICO, have recently exited from the medical malpractice insurance marketplace and other competitors are generally raising rates aggressively or exiting certain segments of the medical malpractice market. Increasing reinsurance costs and claims severity has caused and will likely continue to cause Midwest Medical to raise premium rates in the near term. Midwest Medical, however, has generally not had to raise rates to the same degree as other insurers in many parts of the United States medical malpractice insurance market.

Over $65,000,000 of premium has been returned to policyholders since 1993 through policyholder dividends or retrospective premium credits. The policyholder dividend program replaced the retrospective premium credit program beginning in 1999. Policyholder dividends are generally paid in four equal installments in February, May, August and November of the year following their declaration by the Board of Directors.

As discussed under the reinsurance section of Item 1 of this Form 10-K, the renewal of Midwest Medical's reinsurance agreement resulted in a rate change effective January 1, 2002. The flat, ceded premium rate increased to 9.75% from 8.75%. Although the terrorist attacks of September 11 did not impact the Company directly, the losses suffered by Midwest Medical's reinsurance partners were a factor in the reinsurance rate increase. The rate change coupled with anticipated new business will result in greater reinsurance costs for Midwest Medical in 2002.

In the past, loss and operating expense payments have generally been met from policyholder premium receipts with any excess cash invested. In 2001, operating cash needs primarily from claim payments exceeded premium receipts requiring approximately $8,800,000 of cash from the investment portfolio. Premium receipts are expected to once again cover loss and operating expenses in 2002 due to the recent increase in premium volume and rates. Management regularly analyzes loss liabilities to project the cash flow required in future years. Since the overall investment portfolio is highly liquid, exact matching of bond maturities and loss liabilities is not a goal. Bond maturities are primarily selected to maximize total return.

The Company believes that its cash and investments combined with internally generated funds will be sufficient to meet its present and reasonably foreseeable operating and capital requirements. Consequently, borrowing funds from external sources is not anticipated. The Company does, however, maintain a $5,000,000 secured line of credit with its bank in the event of an urgent cash need. The Company had no material capital expenditure commitments as of December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During 2000, Midwest Holding completed a stock restructure that exchanged and redeemed all outstanding Class A Common Shares. Under the terms of the stock restructure, Class A shareholders received $66 for each Class A share owned, plus one Class C share. The stock restructure paid approximately $9,541,000 to Class A shareholders for the redemption of their Class A shares. An $8,500,000 loan from Midwest Medical to Midwest Holding largely funded these payments. Midwest Medical primarily used proceeds from sales of domestic equity securities to provide the loan. The loan was a non-interest bearing note and was retired in May 2001 by Midwest Holding through a dividend received from Midwest Medical. More details about the stock restructure, Class A and Class C Common Stock are found in Note 3 to the audited consolidated financial statements.

Periodically, the Board of Directors of Midwest Medical declares dividends payable to Midwest Holding to provide capital for holding company and non-insurance business operations including new business ventures. In 2001, a dividend from Midwest Medical was also used by Midwest Holding to retire an $8,500,000 loan used to fund stock restructure payments in 2000. Midwest Medical declared and paid dividends to Midwest Holding of $11,400,000, $3,000,000 and $2,050,000 in 2001, 2000 and 1999, respectively.

The increases and decreases in shareholders' equity are described in the consolidated statements of changes in shareholders' equity found in the accompanying audited consolidated financial statements.

RESULTS OF OPERATIONS

Net premiums earned increased $8,753,000 in 2001 from 2000. The increase was the result of the following significant factors:

      1.    New 2001 business increased earned premium by approximately
            $7,785,000.

      2. Rate increases and granting fewer premium discounts increased earned premium by approximately $3,400,000 in 2001.

      3. Premiums from reporting endorsements that provide policyholder tail coverage increased earned premium by approximately $1,686,000 in 2001.

      4. The estimated reinsurance premium applicable to the treaty years 1992-1994 and 1995-1997, which is based in part on reinsured claims experience, increased $3,125,000 in 2001. This compares to an increase for those treaty years of $634,000 in 2000 resulting in a net decrease in premium between years of $2,491,000.

      5. Due primarily to the increase in premiums written, current year reinsurance costs were $1,685,000 greater in 2001 compared to 2000. This decreased 2001 net premiums earned.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net premiums earned decreased $5,239,000 in 2000 from 1999. The decrease was the result of the following significant factors:

      1. The estimated reinsurance premium applicable to the treaty years 1992-1994 and 1995-1997, which is based in part on reinsured claims experience, increased $634,000 on a net basis in 2000. This compares to a net reduction for those treaty years of $5,920,000 in 1999 resulting in a net decrease in premium between years of $6,554,000.

      2.    New 2000 business increased earned premium by approximately
            $2,600,000.

      3. Due primarily to the new reinsurance program for fraud and abuse provided at no additional cost to Midwest Medical policyholders, current year reinsurance costs were $968,000 greater in 2000 compared to 1999. This decreased 2000 net premiums earned.

Net investment income increased $101,000 in 2001 from 2000 and increased $1,290,000 in 2000 from 1999. The pick-up in yield from the additional purchase of the REIT and lower investment expenses due to the drop in market values of equity securities caused the increase in net investment income in 2001. This was partially offset by lower yields on bonds and short-term investments due to the drop in interest rates during 2001. Increasing yields on bonds and short-term investments from the upward movement in interest rates during 1999 and 2000 primarily caused the increase in net investment income in 2000. Also contributing to the increase were proceeds from the sales of equity securities used to pay Class A shareholders for stock restructure redemptions. The proceeds earned interest while held in short-term investments until stock restructure payments were made.

Realized capital gains decreased $3,931,000 to $6,571,000 in 2001 and increased $3,282,000 to $10,502,000 in 2000. During 2001, sales of equity securities realized $6,752,000 of net capital gains while sales of bonds realized $(181,000) of net capital losses. Approximately $3,000,000 of the net realized capital gains on equity securities resulted from the sale of common stocks in the first quarter to fund the additional REIT purchase of $10,000,000. All other 2001 realized capital gains and losses resulted from the management of the portfolio on a pre-tax total return basis. During 2000, sales of equity securities realized $12,245,000 of net capital gains while sales of bonds realized $(1,743,000) of net capital losses. Approximately $7,000,000 of the net realized capital gains on equity securities resulted from the sale of appreciated technology common stocks in the first quarter as holdings in the technology sector were trimmed in order to maintain appropriate portfolio diversification. Another $3,000,000 of net realized capital gains resulted from sales of equity securities in the latter part of 2000 to fund stock restructure redemption payments to Class A shareholders. All other 2000 realized capital gains and losses resulted from the management of the portfolio on a pre-tax total return basis.

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

Other revenues decreased $1,386,000 from $4,023,000 in 2000 to $2,637,000 in
2001. Most of this decrease is due to the $1,716,000 recorded by Midwest Medical in 2000 for interest on federal tax refunds. Also contributing to the decrease is the elimination of finance charges on 2001 premium billings to Midwest Medical policyholders. Finance charges of $556,000 were included in other revenues for 2000. Offsetting these decreases were a $691,000 increase in Solutions' revenues primarily from technology consulting and a $479,000 increase in Services' revenues primarily from commission income earned on new accounts

Other revenues increased $1,610,000 from $2,413,000 in 1999 to $4,023,000 in
2000. Interest on federal tax refunds of $1,716,000 recorded by Midwest Medical in 2000 primarily caused the increase. Revenues from the new information technology consulting division of Solutions also contributed to the increase. A decrease in income from Midwest Holding's officer life insurance policies partially offset the above increases.

Losses and loss adjustment expenses are the costs associated with the settlement of insurance claims and are the Company's principal expense. Incurred loss and loss adjustment expenses were $58,299,000 in 2001 compared to $39,587,000 in 2000 and $41,468,000 in 1999. This resulted in an increase of 47.3% in 2001 versus a decrease of 4.5% in 2000. As shown in Note 6 to the audited consolidated financial statements, the current year's provision for loss and loss adjustment expense, which is based upon policyholder exposure, expected frequency of losses, and severity of losses, increased by $10,664,000 in 2001 compared to $1,521,000 in 2000. The significant increase in 2001 was primarily driven by additional policyholder exposure from the increase in premium volume and the increase in Midwest Medical's retention from $750,000 to $1,000,000 per insured for the primary layer of coverage. Also, a conservative loss position was taken since a significant portion of the increase in premium volume came from newer business lines, such as large, healthcare systems and hospitals. Losses and loss adjustment expenses also include adjustments of prior years' estimates. These adjustments to the liability for loss and loss adjustment expense are evaluated by management and supported by an outside actuarial review performed at the conclusion of the year. As shown in Note 6 of the audited consolidated financial statements, these evaluations resulted in a small increase of $172,000 in 2001 in the estimated liabilities applicable to prior years versus a reduction of $7,876,000 in 2000. The less favorable development on prior years resulted primarily from an increase in claims severity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following schedule summarizes the development of the liability for loss and loss adjustment expense from 1991 through 2001. This schedule is presented net of reinsurance, which the Company believes best explains the development as it affects operating results. Midwest Medical has a conservative loss reserving policy that when coupled with a decline in medical malpractice insurance claim frequency since the early 1990's has generally resulted in redundancies in the liability for losses and loss adjustment expenses. The table indicates that the redundancy in loss liabilities, which develop as actual results become known, has significantly decreased since 1991. Downward competitive pressure on premium rates during the latter portion of the 1990's coupled with increasing claims severity have been major contributors to the decrease in redundancies. Loss and loss adjustment expense liabilities have not been discounted in the Company's financial statements.

          Development of Liability for Loss and Loss Adjustment Expense
                             (Thousands of Dollars)

                                                    1991         1992          1993         1994         1995         1996
                                                  -----------------------------------------------------------------------------
Liability for unpaid loss and
   loss adjustment expense                        $100,167      $98,617      $105,589      $88,227      $96,424      $90,342

Cumulative amount of liability paid through:
     1 year later                                   19,112       21,422        25,251       26,879       33,454       30,097
     2 years later                                  32,798       37,498        42,685       46,925       53,132       44,562
     3 years later                                  39,906       45,227        51,087       55,534       59,568       54,411
     4 years later                                  42,752       46,226        53,594       57,129       63,915       60,708
     5 years later                                  43,994       46,823        53,288       58,856       67,291       63,990
     6 years later                                  44,370       46,810        54,709       60,701       68,032
     7 years later                                  44,420       47,218        55,281       61,293
     8 years later                                  44,634       47,249        55,568
     9 years later                                  44,646       47,262
   10 years later                                   44,659

Liability re-estimated as of:
     1 year later                                   83,991       94,633        80,960       85,595       87,580       81,990
     2 years later                                  74,883       69,490        75,364       76,365       79,665       76,542
     3 years later                                  53,538       65,568        64,586       67,891       77,294       70,228
     4 years later                                  52,833       56,426        57,851       65,794       73,979       65,691
     5 years later                                  45,892       52,388        56,785       63,958       70,601       67,566
     6 years later                                  44,370       53,014        55,358       63,037       70,916
     7 years later                                  44,420       52,469        55,790       62,377
     8 years later                                  44,634       52,342        55,568
     9 years later                                  44,646       52,355
   10 years later                                   44,659

Redundancy (deficiency)                             55,508       46,262        50,021       25,850       25,508       22,776

                                                    1997         1998         1999           2000           2001
                                                  ----------------------------------------------------------------
Liability for unpaid loss and
   loss adjustment expense                         $89,394      $94,467      $99,894      $ 100,264       $104,870

Cumulative amount of liability paid through:
     1 year later                                   28,755       33,787       35,891         50,829
     2 years later                                  48,437       54,319       69,753
     3 years later                                  60,582       71,162
     4 years later                                  68,726
     5 years later
     6 years later
     7 years later
     8 years later
     9 years later
   10 years later

Liability re-estimated as of:
     1 year later                                   84,961       89,992       92,022        100,436
     2 years later                                  78,679       85,205       96,752
     3 years later                                  74,909       85,512
     4 years later                                  75,096
     5 years later
     6 years later
     7 years later
     8 years later
     9 years later
   10 years later

Redundancy (deficiency)                             14,298        8,955        3,142           (172)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Policyholder dividends of $4,050,000 were declared by the Board of Directors of Midwest Medical in 2001 and will be paid to physician and clinic policyholders in 2002. Policyholder dividends of $8,108,000 and $10,175,000 were declared in 2000 and 1999, respectively, and were paid to physician, clinic and hospital policyholders the following year. The $4,050,000 policyholder dividend declared in 2001 will be awarded proportionately based on annual premiums for physician and clinic policyholders that were insured by Midwest Medical in 1997 and remain insured throughout 2002. The dividend will be paid in four equal installments in February, May, August and November of 2002. The decrease in policyholder dividends is primarily due to less favorable loss experience on the 1997 coverage year on which the 2001 policyholder dividend was based. Policyholder dividends represent a return of prior years' profits that were greater than anticipated due to favorable claims and investment experience.

Underwriting, acquisition and insurance expenses increased $1,274,000 from $7,570,000 in 2000 to $8,844,000 in 2001. Greater premium volume drove a $1,179,000 increase in commission payments and a $399,000 increase in premium taxes. These increases were partially offset by greater ceding commissions earned by Midwest Medical of approximately $243,000 resulting from the increase in premiums ceded to the treaty reinsurance contract for the current year.

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

Other operating expenses increased $79,000 from $6,822,000 in 2000 to $6,901,000 in 2001. Additional staff for Solutions' technology consulting and practice management software initiatives and greater commissions paid to Services' producers from new business primarily drove the increase. This was partially offset by the decrease in stock restructure expenses, which were all incurred in 2000 by Midwest Holding.

Other operating expenses increased $2,415,000 from $4,407,000 in 1999 to $6,822,000 in 2000. The stock restructure of Midwest Holding caused an additional $1,057,000 of compensation expense to be recognized in 2000 for the vesting of all previously unvested Class A shares. Legal and accounting fees related to the restructure contributed another $201,000. The remaining increase was largely from greater salary and benefit expenses incurred by Midwest Holding, Services and Solutions primarily to service additional business volume.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Loss from continuing operations before income taxes was $(6,448,000) in 2001 compared to income of $6,022,000 in 2000. The decrease resulted primarily from greater loss liabilities estimated for the current year, less favorable development on prior years' loss liabilities and lower realized capital gains. This was partially offset by an increase in net premiums earned and lower policyholder dividends. Income in 2000 also benefited from some non-recurring items such as the realized capital gains recorded on sales of domestic equity securities to fund the stock restructure as well as interest on federal tax refunds.

Income from continuing operations before income taxes increased to $6,022,000 in 2000 compared to $3,919,000 in 1999. Greater realized capital gains from sales of domestic equity securities to maintain appropriate portfolio diversification and to fund the stock restructure primarily drove the increase. Interest on federal tax refunds, favorable development on prior years' loss liabilities and lower policyholder dividends also contributed to the increase. This was partially offset by lower net premiums earned and an increase in other operating expenses.

Income taxes decreased $2,659,000 resulting in an income tax benefit of $(2,222,000) for 2001 compared to an income tax expense of $437,000 for 2000. The effective tax rates for 2001 and 2000 were 34.5% and 7.3%, respectively. The principal factor in the increase in the effective tax rate was a recovery of prior year taxes recorded in 2000. The tax recovery in 2000 was primarily due to federal tax refunds received by Midwest Medical from the Internal Revenue Service for the 1992 to 1996 tax years.

Income taxes decreased $844,000 to $437,000 for 2000 compared to $1,281,000 for 1999. The effective tax rates for 2000 and 1999 were 7.3% and 32.7%, respectively. The principal factor in the decrease in the effective tax rate was a greater recovery of prior year taxes recorded in 2000 compared to 1999.

Discontinued operations represent the impact of the sale of MedPower effective July 31, 2001. The Company decided to sell MedPower as continued strong competition in the electronic medical claims processing marketplace diminished the prospect of generating sufficient revenues for MedPower to earn a profit. The Company incurred a loss net of tax of $(135,000) on the 2001 operation of MedPower through July 31 and recorded a loss net of tax of $(240,000) on the sale. Further information regarding MedPower and its sale is found in Notes 1 and 2 to the audited consolidated financial statements.

Net (loss) income recorded by the Company decreased $(9,887,000) to a net loss of $(4,601,000) in 2001 and increased $3,550,000 to net income of $5,286,000 in
2000 due to the factors discussed above.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, in addition to the factors discussed in this Form 10-K, there are or will be other significant factors that could cause actual results to differ materially from those indicated in such statements. These factors include but are not limited to:

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

The above factors should be considered in connection with any forward-looking statement contained in this Form 10-K. The significant factors that could affect such forward-looking statements are subject to change, and the Company does not intend to update any forward-looking statement or the above list of significant factors. By this cautionary note, the Company intends to avail itself of the safe harbor from liability with respect to forward-looking statements provided by Section 27A and Section 21E referred to previously.

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

Professional outside investment firms manage the Company's investment portfolios according to the objectives and parameters set by the Company's investment policy as approved by the Investment Committee of the Board of Directors. Under the current investment policy, the only derivative instrument the Company may use is covered call options. A call option gives the purchaser a right to buy a stock at a specified price within a specified time. The Company's domestic equity investment manager may write call options on equity securities the Company owns (a "covered" call option) to manage exposure to equity price risk and enhance investment returns. No covered call options were written or outstanding in 2001 or 2000.

Based on the effective duration of the fixed maturity investment portfolio, an abrupt 100 basis point increase in interest rates along the entire interest rate yield curve would adversely affect the fair value of fixed maturity investments by approximately $5,800,000 at December 31, 2001 compared to $6,500,000 at December 31, 2000.

Based primarily on past annual performance relative to the Standard & Poor's 500 Market Index (S&P 500), an abrupt ten percent decrease in the S&P 500 would adversely affect the fair value of equity securities by approximately $7,800,000 at December 31, 2001 compared to $10,400,000 at December 31, 2000.

A hypothetical ten percent weakening of all foreign currencies relative to the U.S. dollar would adversely affect the fair value of the Company's investment in international equity securities by approximately $1,800,000 at December 31, 2001 compared to $2,000,000 at December 31, 2000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of Midwest Medical Insurance Holding Company and Subsidiaries are presented on the following pages 24 through 53 of this Annual Report on Form 10-K.

           Midwest Medical Insurance Holding Company and Subsidiaries

                        Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999

                                    CONTENTS

Report of Independent Auditors............................................    24

Consolidated Financial Statements

Consolidated Balance Sheets...............................................    25
Consolidated Statements of Income.........................................    26
Consolidated Statements of Changes in Shareholders' Equity................    27
Consolidated Statements of Cash Flows.....................................    28
Notes to Consolidated Financial Statements................................    29

                         Report of Independent Auditors

The Board of Directors
Midwest Medical Insurance Holding Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of Midwest Medical Insurance Holding Company and Subsidiaries (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statements and schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midwest Medical Insurance Holding Company and Subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP

February 1, 2002

           Midwest Medical Insurance Holding Company and Subsidiaries

                           Consolidated Balance Sheets

                    (In Thousands, Except for Share Amounts)

                                                                                DECEMBER 31
                                                                             2001         2000
                                                                           ----------------------
ASSETS
Investments:
   Fixed maturities at fair value (cost: 2001 - $137,844;
     2000 - $148,832)                                                      $140,436      $146,516
   Equity securities at fair value (cost: 2001 - $46,432;
     2000 - $49,739)                                                         63,700        86,418
   Short-term                                                                21,541        19,587
   Other                                                                     21,616        10,915
                                                                           ----------------------
                                                                            247,293       263,436

Cash                                                                          1,018           976
Accrued investment income                                                     2,219         2,286
Premiums receivable                                                           9,844         6,214
Reinsurance recoverable on paid and unpaid losses                            14,528        18,833
Amounts due from reinsurers                                                   1,657         1,390
Other assets                                                                 10,846         8,606
                                                                           ----------------------
Total assets                                                               $287,405      $301,741
                                                                           ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and loss adjustment expenses                              $118,574      $118,478
   Unearned premiums                                                         15,489        12,050
   Policyholder dividends                                                     4,050         8,108
   Deferred income taxes                                                      1,664         6,635
   Amounts due to reinsurers                                                  6,775         5,248
   Other liabilities                                                         13,966        10,624
                                                                           ----------------------
Total liabilities                                                           160,518       161,143

Shareholders' equity:
   Class B Common Stock - authorized, issued and outstanding, 1 share             1             1
   Class C Common Stock - authorized, 300,000 shares; issued and outstanding, 9,298 shares in 2001 and 7,961 shares in 2000;
     no par value                                                                --            --
   Paid-in capital                                                           12,789        12,789
   Retained earnings                                                         99,923       104,524
   Net unrealized appreciation of investments                                14,174        23,284
                                                                           ----------------------
                                                                            126,887       140,598
                                                                           ----------------------
Total liabilities and shareholders' equity                                 $287,405      $301,741
                                                                           ======================

See accompanying notes.

           Midwest Medical Insurance Holding Company and Subsidiaries

                        Consolidated Statements of Income

                                 (In Thousands)

                                                                 YEAR ENDED DECEMBER 31
                                                           2001           2000           1999
                                                         --------------------------------------
Revenues:
   Net premiums earned                                   $ 50,097       $ 41,344       $ 46,583
   Net investment income                                   12,341         12,240         10,950
   Realized capital gains                                   6,571         10,502          7,220
   Other                                                    2,637          4,023          2,413
                                                         --------------------------------------
                                                           71,646         68,109         67,166

Losses and expenses:
   Losses and loss adjustment expenses                     58,299         39,587         41,468
   Policyholder dividends                                   4,050          8,108         10,175
   Underwriting, acquisition and insurance expenses         8,844          7,570          7,197
   Other operating expenses                                 6,901          6,822          4,407
                                                         --------------------------------------
                                                           78,094         62,087         63,247
                                                         --------------------------------------
(Loss) income from continuing operations before tax        (6,448)         6,022          3,919

Income tax (benefit) expense                               (2,222)           437          1,281
                                                         --------------------------------------
(Loss) income from continuing operations after tax         (4,226)         5,585          2,638

Discontinued operations:
   Loss from discontinued operations, net of tax             (135)          (299)          (902)
   Loss on disposal, net of tax                              (240)            --             --
                                                         --------------------------------------
Net (loss) income                                        $ (4,601)      $  5,286       $  1,736
                                                         ======================================

See accompanying notes.

           Midwest Medical Insurance Holding Company and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

                                 (In Thousands)

                                                                                                                       ACCUMULATED
                                                                                                                          OTHER
                                                                           CLASS B         PAID-IN        RETAINED    COMPREHENSIVE
                                                             TOTAL       COMMON STOCK      CAPITAL        EARNINGS        INCOME
                                                           -----------------------------------------------------------------------
Balance at December 31, 1998                               $ 142,447       $       1      $  12,789      $  98,695       $  30,962
   Comprehensive income:
     Net income                                                1,736              --             --          1,736              --
     Other comprehensive income:
       Unrealized gains on securities, net of $3,708
         in taxes                                              8,600              --             --             --           8,600
       Reclassification adjustment for gains included
         in net income, net of $2,394 in taxes                (4,646)             --             --             --          (4,646)
                                                           ---------
   Total comprehensive income                                  5,690
   Dividend paid by Midwest Medical Insurance Company
     to Midwest Medical Insurance
     Holding Company                                          (2,050)             --             --         (2,050)             --
   Net loss of non-insurance entities includable in
     Class A Common Stock redemption value                     1,714              --             --          1,714              --
                                                           -----------------------------------------------------------------------
Balance at December 31, 1999                                 147,801               1         12,789        100,095          34,916
   Reclassification of equity components related to
     stock restructure                                           172              --             --             --             172
   Comprehensive income (loss):
     Net income                                                5,286              --             --          5,286              --
     Other comprehensive income (loss):
       Unrealized losses on securities, net of $2,515
         in tax benefits                                      (4,873)             --             --             --          (4,873)
       Reclassification adjustment for gains included
         in net income, net of $3,571 in taxes                (6,931)             --             --             --          (6,931)
                                                           ---------
   Total comprehensive income (loss)                          (6,518)
   Dividend paid by Midwest Medical Insurance Company
     to Midwest Medical Insurance
     Holding Company                                          (3,000)             --             --         (3,000)             --
   Net loss of non-insurance entities includable in
     Class A Common Stock redemption value                     3,496              --             --          3,496              --
   Excess of tender price over redemption value
     related to stock restructure                             (1,353)             --             --         (1,353)             --
                                                           -----------------------------------------------------------------------
Balance at December 31, 2000                                 140,598               1         12,789        104,524          23,284
   Comprehensive income (loss):
     Net loss                                                 (4,601)             --             --         (4,601)             --
     Other comprehensive income (loss):
       Unrealized losses on securities, net of
         $2,459 in tax benefits                               (4,773)             --             --             --          (4,773)
       Reclassification adjustment for gains included
         in net income, net of $2,234 in taxes                (4,337)             --             --             --          (4,337)
                                                           ---------
   Total comprehensive income (loss)                         (13,711)
                                                           -----------------------------------------------------------------------
Balance at December 31, 2001                               $ 126,887       $       1      $  12,789      $  99,923       $  14,174
                                                           =======================================================================

See accompanying notes.

           Midwest Medical Insurance Holding Company and Subsidiaries

                      Consolidated Statements of Cash Flows

                                 (In Thousands)

                                                                                    YEAR ENDED DECEMBER 31
                                                                             2001            2000            1999
                                                                           -----------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                                          $  (4,601)      $   5,286       $   1,736
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Decrease (increase) in accrued investment income                             67              31            (578)
     (Increase) decrease in premiums receivable                               (3,630)            929          (5,120)
     Decrease (increase) in reinsurance recoverable                            4,305             452          (2,786)
     (Increase) decrease in amounts due from reinsurers                         (267)          2,443            (642)
     Increase in other assets                                                 (2,240)           (805)         (1,178)
     Deferred tax provision                                                     (278)            516             (90)
     Increase (decrease) in unpaid losses and loss adjustment
       expenses                                                                   96            (663)          8,177
     Increase (decrease) in unearned premiums                                  3,439            (747)          4,624
     (Decrease) increase in policyholder dividends                            (4,058)         (2,067)         10,175
     Decrease in retrospective premiums                                           --              --          (8,543)
     Increase in amounts due to reinsurers                                     1,527           5,248              --
     Increase in other liabilities                                             3,342             365           4,015
     Premium amortization, net of accretion of bond discount                      40            (253)           (636)
     Realized capital gains                                                   (6,571)        (10,502)         (7,220)
     Compensation expense for vested Class A Common Shares                        --           1,311             253
                                                                           -----------------------------------------
                                                                              (8,829)          1,544           2,187
INVESTING ACTIVITIES
Purchases of fixed maturity investments and equity securities               (118,633)       (106,361)       (171,139)
Purchase of other investments                                                (10,000)             --              --
Sales of fixed maturity investments and equity securities                    136,098         120,049         174,651
Calls and maturities of fixed maturity investments                             3,360           4,180           2,000
Net purchases of short-term investments                                       (1,954)        (10,459)         (5,572)
                                                                           -----------------------------------------
                                                                               8,871           7,409             (60)

FINANCING ACTIVITIES
Redemption of Class A Common Shares                                               --          (9,798)           (953)
                                                                           -----------------------------------------

Increase (decrease) in cash                                                       42            (845)          1,174
Cash at beginning of year                                                        976           1,821             647
                                                                           -----------------------------------------
Cash at end of year                                                        $   1,018       $     976       $   1,821
                                                                           =========================================

See accompanying notes.

           Midwest Medical Insurance Holding Company and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2001

1. ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

The Company's consolidated financial statements include the accounts of Midwest Medical Insurance Holding Company (Midwest Holding) and its wholly owned subsidiaries, Midwest Medical Insurance Company (Midwest Medical), MMIHC Insurance Services, Inc. (Services) and Midwest Medical Solutions, Inc. (Solutions). All transactions between Midwest Holding and its subsidiaries have been eliminated in consolidation, with the exception of the distribution of capital to Midwest Holding by Midwest Medical in the form of dividends for periods prior to 2001.

Hereafter, Midwest Holding, Midwest Medical, Services and Solutions shall be collectively referred to as the Company unless the reference pertains to a specific entity.

The Company, through its subsidiary Midwest Medical and its predecessors, has been providing professional liability insurance to physicians in the Midwest since October 1980. The current structure of the Company is the result of a reorganization in 1988 followed by two business combinations with other insurers. In 1993, the Company merged with Iowa Physicians Mutual Insurance Trust. In 1996, the Company merged with Medical Liability Mutual Insurance Company of Nebraska. Each combination was accounted for as a pooling-of-interests.

During 1997, the Company formed Solutions as a business development company to strengthen and promote the independence and interdependencies of physicians, clinics and hospitals that the Company serves. Business development opportunities being pursued include practice enhancement, strategic consulting and technology services and support.

In January 1998, Solutions purchased the assets of MedPower Information Services, Inc. Solutions then contributed those assets to its newly formed, wholly-owned subsidiary, Medpower Information Resources, Inc. MedPower was subsequently sold effective July 31, 2001. MedPower processed and electronically submitted medical claims for a network of over 100 provider entities (See Note
2).

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

Midwest Holding provides management and administrative services to Midwest Medical and Solutions for a fee generally equal to the cost of services provided. Services operates independently with its own management and administrative staff and therefore does not have a management agreement with Midwest Holding.

Midwest Medical provides professional liability insurance to physicians, clinics, hospitals and healthcare systems in Minnesota, Iowa, Nebraska, North Dakota, South Dakota, Wisconsin and Illinois. Insurance policies issued by Midwest Medical are on a "claims made" basis and provide coverage for the policyholder for claims first made against the policyholder and reported to Midwest Medical during the policy period for claims which occurred on or after the retroactive date stated in the policy.

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

BASIS OF PRESENTATION

The consolidated financial statements have been presented in conformity with accounting principles generally accepted in the United States, which differ in certain respects from statutory accounting practices followed by Midwest Medical in reporting to the Minnesota Department of Commerce (see Note 11).

           Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

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

Short-term investments are principally money market funds and commercial paper with maturities of less than one year. Short-term investments are recorded at cost, which approximates fair value.

Other investments are less than 20% equity interests in non-traded real estate investment trusts and are recorded at appraised value.

Realized gains and losses on sales of investments are reported on a pre-tax basis as a component of income and are determined on the specific identification basis.

           Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

When evidence indicates a decline, which is other than temporary, in the underlying value or earning power of individual investments, such investments are written down to fair value by a charge to income.

LOSSES AND LOSS ADJUSTMENT EXPENSES

The liability for unpaid losses and loss adjustment expenses represents an estimate of the ultimate cost of all such amounts which are unpaid at the balance sheet dates. The liability is based on both case-by-case estimates and statistical analysis and projections using the historical loss experience of Midwest Medical and gives effect to estimates of trends in claim severity and frequency. These estimates are continually reviewed and, as adjustments become necessary, such adjustments are included in current operations. Midwest Medical believes that the estimate of the liability for losses and loss adjustment expenses is reasonable.

PREMIUMS

Premiums received are recorded as earned ratably over the lives of the policies to which they apply. A portion of premiums received is deferred to recognize Midwest Medical's obligation to provide reporting endorsement coverage without additional premium upon the death, disability, or retirement of policyholders. This amount is recorded as an unearned premium reserve and represents the actuarially determined present value of future benefits to be provided less the present value of future revenues to be received.

POLICYHOLDER DIVIDENDS

Midwest Medical implemented a policyholder dividend program in 1999. Policyholder dividends are accrued when approved by the Board of Directors and are recorded as a separate component of losses and expenses in the consolidated statements of income.

REINSURANCE

Midwest Medical cedes reinsurance in order to reduce its liability on individual risks and to enable it to write business at limits it otherwise would be unable to accept. Reinsurance contracts are principally excess-of-loss contracts, which indemnify Midwest Medical for losses in excess of a stated retention limit up to the policy limits.

           Midwest Medical Insurance Holding Company and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

ACQUISITION COSTS

Acquisition costs are expensed when incurred. As most of its premium is written without the use of intermediaries, Midwest Medical does not pay significant amounts in commissions.

OTHER REVENUES

Other revenues consist primarily of Services' commission income from insurance carriers and Solutions' technology consulting and software sales and support to healthcare providers. Generally, such revenues are earned as the related services and products are provided or performed.

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

2. DISCONTINUED OPERATIONS

As mentioned in Note 1, the Company sold all of the capital stock of MedPower to ClaimLynx, Inc. effective July 31, 2001. Proceeds from the sale were $150,000. The Company recorded a $240,000 loss on the sale, net of an income tax benefit of $124,000. No significant assets or liabilities of MedPower remain as of December 31, 2001. The Company's consolidated statements of income separately disclose, as discontinued operations, the operating results and sale of MedPower, net of tax. Prior periods have been restated accordingly.

           Midwest Medical Insurance Holding Company and Subsidiaries

3. CAPITAL STRUCTURE

Effective November 30, 1988, Midwest Medical policyholders earned Class A Common Shares for each month of service pursuant to a stock allocation formula based on underwriting risk classification. Shares earned by new policyholders were not issued until the end of five years of continuous coverage under a Midwest Medical policy (the vesting date). At the vesting date, the issued shares were recorded at the then current redemption value.

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

The Board of Directors of Midwest Holding approved a tender offer for the exchange and redemption of substantially all Class A shares owned by Class A shareholders of record on April 30, 2000. Pursuant to the offer, Class A shareholders who tendered their shares received $66 for each Class A share owned, plus one Class C share. The tender offer was conducted from May 2000 until closing effective July 31, 2000. Remaining shares outstanding after closing of the tender offer were subsequently acquired pursuant to

           Midwest Medical Insurance Holding Company and Subsidiaries

3. CAPITAL STRUCTURE (CONTINUED)

individual offers under identical terms. All outstanding Class A Common Shares of Midwest Holding were exchanged and redeemed as of December 31, 2000. During 2000, payments of $9,541,000 were made to Class A shareholders for stock redemptions related to these offers.

Like the Class A shares, Class C shares are not publicly or privately traded. The Class C shares provide all shareholders with the same voting rights as the Class A shares. Class C shareholders, however, do not accrue additional shares and the Class C shares have no redemption value. Issuance of Class C shares are not subject to any vesting requirements. In the event of a liquidation, sale, or similar transaction, Class C shareholders would participate in the proceeds according to a distribution formula developed by the Board of Directors. This formula takes into account the underwriting risk classification and years of coverage of each shareholder. As this is the same distribution formula that was previously applicable to Class A shares, Class C shareholders retained the same percentage ownership after the exchange as they had before the exchange. Class C shares are returned to Midwest Holding upon termination of the shareholder's insurance coverage with Midwest Medical.

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

           Midwest Medical Insurance Holding Company and Subsidiaries

3. CAPITAL STRUCTURE (CONTINUED)

Following is the detail of changes in redeemable stock for each of the two years in the period ended December 31, 2000:

                                                                                                MIDWEST     MIDWEST   ACCUMULATED
                                                                         CLASS A COMMON STOCK   HOLDING     HOLDING      OTHER
                                                                         --------------------   PAID-IN     RETAINED  COMPREHENSIVE
                                                             TOTAL        SHARES     AMOUNT     CAPITAL     EARNINGS     INCOME
                                                            ------------------------------------------------------------------------
                                                                    (In Thousands, Except for Share and Per Share Amounts)
Balance at January 1, 1999                                  $ 8,146       125,682      $ 1      $ 6,275      $ 1,718      $152
  Comprehensive income:
    Net loss of non-insurance entities includable in
      Class A Common Stock redemption value                  (1,714)           --       --           --       (1,714)       --
    Other comprehensive income:
      Unrealized gains on securities, net of $11 in taxes        20            --       --           --           --        20
                                                            -------
  Total comprehensive income                                 (1,694)
  Redemption of shares due to policyholder terminations
    by effective date:
      January 1, 1999 to June 30, 1999; NRV of $64.81          (504)       (7,784)      --         (341)        (163)       --
      July 1, 1999 to December 31, 1999; NRV of $60.10         (450)       (7,240)      (1)        (304)        (145)       --
  Issuance of shares to vested policyholders                      1         8,702        1           --           --        --
  Initial issuance of shares to policyholders upon
    vesting                                                     253         4,149       --          253           --        --
  Dividends from Midwest Medical                              2,050            --       --        2,050           --        --
                                                            ------------------------------------------------------------------------
Balance at December 31, 1999 (carried forward)                7,802       123,509        1        7,933         (304)      172

           Midwest Medical Insurance Holding Company and Subsidiaries

3. CAPITAL STRUCTURE (CONTINUED)

                                                                                                MIDWEST     MIDWEST   ACCUMULATED
                                                                         CLASS A COMMON STOCK   HOLDING     HOLDING      OTHER
                                                                         --------------------   PAID-IN     RETAINED  COMPREHENSIVE
                                                             TOTAL        SHARES     AMOUNT     CAPITAL     EARNINGS     INCOME
                                                            ------------------------------------------------------------------------
                                                                    (In Thousands, Except for Share and Per Share Amounts)
Balance at December 31, 1999 (brought forward)              $ 7,802       123,509      $ 1      $ 7,933     $  (304)     $ 172
  Reclassification of equity components related to stock
    restructure                                                (172)           --       --           --          --       (172)
  Comprehensive income:
    Net loss of non-insurance entities includable in
      Class A Common Stock redemption value                  (3,496)           --       --           --      (3,496)        --
  Redemption of shares due to policyholder terminations
    by effective date:
      January 1, 2000 to April 30, 2000; NRV of $63.18         (257)       (4,125)      --         (257)         --         --
  Issuance of shares to vested policyholders                     --         5,272       --           --          --         --
  Initial issuance of shares to policyholders upon
    vesting                                                   1,311        19,896       --        1,311          --         --
  Redemption of shares related to stock restructure          (9,541)     (144,552)      (1)      (9,540)         --         --
  Dividends from Midwest Medical                              3,000            --       --        3,000          --         --
  Excess of tender price over redemption value related
    to stock restructure                                      1,353            --       --       (2,447)      3,800         --
                                                            ------------------------------------------------------------------------
Balance at December 31, 2000                                $    --            --      $--      $    --     $    --      $  --
                                                            ========================================================================

           Midwest Medical Insurance Holding Company and Subsidiaries

4. INVESTMENTS

Components of net investment income are summarized as follows:

                                                                  2001           2000           1999
                                                                --------------------------------------
                                                                            (In Thousands)
      Fixed maturities                                          $ 10,001       $ 10,722       $  9,836
      Equity securities                                              996            878            870
      Short-term investments                                         925          1,002            505
      Other investments                                            1,482            857            854
                                                                --------------------------------------
                                                                  13,404         13,459         12,065
      Investment expenses                                         (1,063)        (1,219)        (1,115)
                                                                --------------------------------------
                                                                $ 12,341       $ 12,240       $ 10,950
                                                                ======================================

The cost (amortized cost for fixed maturities) and fair value of available for sale investments are as follows:

                                                                     DECEMBER 31, 2001
                                                     -------------------------------------------------
                                                                   GROSS         GROSS
                                                                 UNREALIZED    UNREALIZED      MARKET
                                                       COST        GAINS         LOSSES        VALUE
                                                     -------------------------------------------------
                                                                      (In Thousands)
      Fixed maturities:
        United States Government                     $ 44,859      $   583      $   (29)      $ 45,413
        Public utilities                                1,451           --         (157)         1,294
        Industrial and other                           91,534        2,915         (720)        93,729
                                                     -------------------------------------------------
      Total                                          $137,844      $ 3,498      $  (906)      $140,436
                                                     =================================================

      Equity securities:
        Common stock:
          Banks, trusts and insurance companies      $  3,792      $ 3,910      $   (77)      $  7,625
          Industrial, miscellaneous and other          42,640       17,117       (3,682)        56,075
                                                     -------------------------------------------------
      Total                                          $ 46,432      $21,027      $(3,759)      $ 63,700
                                                     =================================================

      Other long-term investments:
        Real estate investment trusts                $ 20,000      $ 1,616      $    --       $ 21,616
                                                     =================================================

           Midwest Medical Insurance Holding Company and Subsidiaries

4. INVESTMENTS (CONTINUED)

                                                                     DECEMBER 31, 2000
                                                     -------------------------------------------------
                                                                   GROSS         GROSS
                                                                 UNREALIZED    UNREALIZED      MARKET
                                                       COST        GAINS         LOSSES        VALUE
                                                     -------------------------------------------------
                                                                      (In Thousands)
      Fixed maturities:
        United States Government                     $ 59,756      $   549      $  (493)      $ 59,812
        Public utilities                                1,451           --         (219)         1,232
        Industrial and other                           87,625        1,225       (3,378)        85,472
                                                     -------------------------------------------------
      Total                                          $148,832      $ 1,774      $(4,090)      $146,516
                                                     =================================================

      Equity securities:
        Common stock:
          Banks, trusts and insurance companies      $  4,383      $ 4,556      $    --       $  8,939
          Industrial, miscellaneous and other          45,356       37,155       (5,032)        77,479
                                                     -------------------------------------------------
      Total                                          $ 49,739      $41,711      $(5,032)      $ 86,418
                                                     =================================================

      Other long-term investments:
        Real estate investment trusts                $ 10,000      $   915      $    --       $ 10,915
                                                     =================================================

The components of the unrealized appreciation on available for sale securities as of December 31 are as follows:

                                                                                 2001           2000
                                                                               -----------------------
                                                                                    (In Thousands)
      Fixed maturities:
        Gross unrealized gains                                                 $  3,498       $  1,774
        Gross unrealized losses                                                    (906)        (4,090)

      Equity securities:
        Gross unrealized gains                                                   21,027         41,711
        Gross unrealized losses                                                  (3,759)        (5,032)

      Other long-term investments:
        Gross unrealized gains                                                    1,616            915
                                                                               -----------------------
                                                                                 21,476         35,278
      Deferred income taxes                                                      (7,302)       (11,994)
                                                                               -----------------------
                                                                               $ 14,174       $ 23,284
                                                                               =======================

           Midwest Medical Insurance Holding Company and Subsidiaries

4. INVESTMENTS (CONTINUED)

The amortized cost and market value of fixed maturities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     AMORTIZED      MARKET
                                                                       COST         VALUE
                                                                     ----------------------
                                                                         (In Thousands)

      Due in one year or less                                        $  1,696      $  1,701
      Due after one year through five years                            14,334        15,135
      Due after five years through ten years                           51,120        52,134
      Due after ten years                                              70,694        71,466
                                                                     ----------------------
                                                                     $137,844      $140,436
                                                                     ======================

Proceeds from sales of available for sale investments and the related gross realized gains and losses are as follows:

                                         PROCEEDS FROM      GROSS REALIZED      GROSS REALIZED
                                             SALES              GAINS               LOSSES
                                         -----------------------------------------------------
                                                            (In Thousands)
      Year ended December 31, 2001:
        Fixed maturities                   $ 98,700            $ 1,244             $(1,428)
        Equity securities                    37,398             12,477              (5,722)

      Year ended December 31, 2000:
        Fixed maturities                     70,372                364              (2,107)
        Equity securities                    49,677             17,817              (5,572)

      Year ended December 31, 1999:
        Fixed maturities                    154,388                608              (3,700)
        Equity securities                    20,263             11,292                (980)

           Midwest Medical Insurance Holding Company and Subsidiaries

4. INVESTMENTS (CONTINUED)

Net unrealized appreciation of fixed maturities increased (decreased) by $4,908,000, $3,198,000 and $(8,736,000) and net unrealized appreciation of equity securities (decreased) increased by $(19,411,000), $(22,003,000) and $14,036,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Net unrealized appreciation of other long-term investments increased by $701,000 and $915,000 for the years ended December 31, 2001 and 2000, respectively, as a result of independent appraisals of the non-traded real estate investment trusts.

5. POLICYHOLDER DIVIDENDS AND RETROSPECTIVE PREMIUMS

In 1999, Midwest Medical instituted a policyholder dividend program that replaced the previous retrospective premium credit program for physicians. To implement the program, Midwest Medical issued participating policy endorsements to all active physician, clinic and hospital accounts during 1999 and 2000. Participating policies represented approximately 96% of total premiums in force and premium income at December 31, 2001 and December 31, 2000. Dividends declared for the years ended December 31 are as follows:

                                   2001        2000         1999
                                  -------------------------------
                                          (In Thousands)
      Physicians and clinics      $4,050      $8,000      $10,100
      Hospitals                       --         108           75
                                  -------------------------------
      Total                       $4,050      $8,108      $10,175
                                  ===============================

Dividends are generated from unanticipated profits on prior coverage years. Declared dividends are allocated to policyholders proportionately based on current year written premium. To receive a dividend, a policyholder is required to have been insured in the applicable coverage year and remain insured throughout the year the dividend is paid. Declared dividends are generally paid in quarterly installments in the year following declaration.

           Midwest Medical Insurance Holding Company and Subsidiaries

5. POLICYHOLDER DIVIDENDS AND RETROSPECTIVE PREMIUMS (CONTINUED)

Prior to 1999, Midwest Medical had a retrospective premium program whereby physicians may have received credits against future premiums based upon the loss experience of Midwest Medical. Amounts returned under the program were accrued when approved by the Board of Directors and reflected as a reduction in net premiums earned. Payments under the program were generally made in the year following approval by the Board of Directors. Retrospective premium payments of $5,802,000 were made to Minnesota and North Dakota policyholders in 1999.

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

A provision of the agreement and plan of merger between Medical Liability Mutual and Midwest Medical required that any favorable development of certain pre-merger liabilities of Medical Liability Mutual be paid to the former Medical Liability Mutual policyholders who remain active Midwest Medical insureds as of the date of payment through a retrospective premium credit. The agreement stipulated that any amounts due under this provision must be settled no later than June 5, 2001. No payments were made related to this provision.

           Midwest Medical Insurance Holding Company and Subsidiaries

6. UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The reconciliation of the liability for unpaid losses and loss adjustment expenses is as follows:

                                                                        2001          2000
                                                                      ----------------------
                                                                          (In Thousands)
      Balance as of January 1, net of reinsurance recoverables        $100,264      $ 99,894

      Incurred related to:
        Current year                                                    58,127        47,463
        Prior years                                                        172        (7,876)
                                                                      ----------------------
      Total incurred                                                    58,299        39,587

      Paid related to:
        Current year                                                     2,849         3,331
        Prior years                                                     50,844        35,886
                                                                      ----------------------
      Total paid                                                        53,693        39,217
                                                                      ----------------------

      Balance as of December 31, net of reinsurance recoverables       104,870       100,264

      Reinsurance recoverables at December 31                           13,704        18,214
                                                                      ----------------------

      Balance as of December 31, gross                                $118,574      $118,478
                                                                      ======================

Midwest Medical continually evaluates emerging trends in the development of loss liabilities. Based on this analysis, management periodically adjusts their estimates of ultimate losses.

7. SEGMENT INFORMATION

The Company is organized into four legal entity business segments consisting of Midwest Holding, Midwest Medical, Services and Solutions. The business and accounting policies of the reportable segments are described in Note 1 to the consolidated financial statements. Management evaluates the performance of each business segment based primarily on profit or loss from operations. With the exception of foreign stocks and bonds held as investments by Midwest Medical, all business transactions are conducted in the United States. The following financial information summarizes the results of operations and total assets reported by the four business segments for the years ended 2001, 2000 and 1999.

           Midwest Medical Insurance Holding Company and Subsidiaries

7. SEGMENT INFORMATION (CONTINUED)

                                                                                   2001
                                       ---------------------------------------------------------------------------------------------
                                        MIDWEST        MIDWEST
                                        HOLDING        MEDICAL      SERVICES     SOLUTIONS       ELIMINATIONS (1)     CONSOLIDATED
                                       ---------------------------------------------------------------------------------------------
                                                                              (In Thousands)
Revenues:
   External customers                  $      --      $  50,097      $ 2,196      $    836          $      --          $  53,129
   Intersegment                           15,206             --           --           135            (15,341)                --
   Net investment income                    (401)        12,289            8            19                426             12,341
   Other (2)                                  75          6,527           --            --               (426)             6,176
                                       ---------------------------------------------------------------------------------------------
                                          14,880         68,913        2,204           990            (15,341)            71,646

Total expenses                            16,416         71,193        2,531         3,295            (15,341)            78,094
                                       ---------------------------------------------------------------------------------------------

(Loss) from continuing operations
   before tax                             (1,536)        (2,280)        (327)       (2,305)                --             (6,448)
Income tax benefit                          (475)          (857)        (106)         (784)                --             (2,222)
                                       ---------------------------------------------------------------------------------------------
Loss from continuing operations
   after tax                           $  (1,061)     $  (1,423)     $  (221)     $ (1,521)         $      --          $  (4,226)
                                       =============================================================================================

Total assets                           $ 132,163      $ 286,878      $ 3,083      $  1,663          $(136,382)         $ 287,405
                                       =============================================================================================

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

           Midwest Medical Insurance Holding Company and Subsidiaries

7. SEGMENT INFORMATION (CONTINUED)

                                                                                   2000
                                       ---------------------------------------------------------------------------------------------
                                        MIDWEST        MIDWEST
                                        HOLDING        MEDICAL      SERVICES     SOLUTIONS       ELIMINATIONS (1)     CONSOLIDATED
                                       ---------------------------------------------------------------------------------------------
                                                                              (In Thousands)
Revenues:
   External customers                  $      --      $ 41,900       $ 1,717      $    266          $      --          $ 43,883
   Intersegment                           15,372            --            --            14            (15,386)               --
   Net investment income                  (1,138)       12,166             9            15              1,188            12,240
   Other (2)                                 214        12,006            --            --               (234)           11,986
                                       ---------------------------------------------------------------------------------------------
                                          14,448        66,072         1,726           295            (14,432)           68,109

Total expenses                            17,306        55,264         1,836         2,113            (14,432)           62,087
                                       ---------------------------------------------------------------------------------------------

(Loss) income from continuing
   operations before tax                  (2,858)       10,808          (110)       (1,818)                --             6,022
Income tax (benefit) expense                (939)        2,026           (32)         (618)                --               437
                                       ---------------------------------------------------------------------------------------------
(Loss) income from continuing
   operations after tax                $  (1,919)     $  8,782       $   (78)     $ (1,200)         $      --          $  5,585
                                       =============================================================================================

Total assets                           $ 154,133      $304,932       $ 2,192      $  2,116          $(161,632)         $301,741
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

           Midwest Medical Insurance Holding Company and Subsidiaries

7. SEGMENT INFORMATION (CONTINUED)

                                                                                   1999
                                       ---------------------------------------------------------------------------------------------
                                        MIDWEST        MIDWEST
                                        HOLDING        MEDICAL      SERVICES     SOLUTIONS       ELIMINATIONS (1)     CONSOLIDATED
                                       ---------------------------------------------------------------------------------------------
                                                                              (In Thousands)
Revenues:
   External customers                  $      --      $ 47,181       $1,661      $     --          $      --            $ 48,842
   Intersegment                           16,273            --           --            --            (16,273)                 --
   Net investment income                    (696)       10,780           21            17                828              10,950
   Other (2)                                 185         7,041           --            --                148               7,374
                                       ---------------------------------------------------------------------------------------------
                                          15,762        65,002        1,682            17            (15,297)             67,166

Total expenses                            15,584        59,904        1,648         1,408            (15,297)             63,247
                                       ---------------------------------------------------------------------------------------------

Income (loss) from continuing
   operations before tax                     178         5,098           34        (1,391)                --               3,919
Income tax expense (benefit)                  91         1,648           15          (473)                --               1,281
                                       ---------------------------------------------------------------------------------------------
Income (loss) from continuing
   operations after tax                $      87      $  3,450       $   19      $   (918)         $      --            $  2,638
                                       =============================================================================================

Total assets                           $ 160,848      $311,367       $1,634      $  1,539          $(155,212)           $320,176
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

           Midwest Medical Insurance Holding Company and Subsidiaries

8. INCOME TAXES

Components of income taxes are as follows:

                                                            2001             2000              1999
                                                     ------------------------------------------------------
                                                                        (In Thousands)
   Current provision                                      $(1,944)           $ (79)            $1,371
   Deferred tax provision                                    (278)             516                (90)
                                                     ------------------------------------------------------
                                                          $(2,222)           $ 437             $1,281
                                                     ======================================================

The Company's income taxes differ from the federal statutory rate applied to income before tax as follows:

                                                            2001             2000              1999
                                                     ------------------------------------------------------
                                                                        (In Thousands)
   Income before tax at the federal statutory rate
     of 34%                                                $(2,192)          $ 2,048           $1,333
   Dividends received deductions (net of proration
     adjustment)                                               (66)              (77)             (81)
   State income taxes, net of federal tax benefit               11               155               86
   Benefit for prior year income taxes                           -            (1,697)             (59)
   Other                                                        25                 8                2
                                                     ------------------------------------------------------
                                                           $(2,222)          $   437           $1,281
                                                     ======================================================

The deferred income tax provision includes the following differences between financial and income tax reporting:

                                                            2001             2000              1999
                                                     ------------------------------------------------------
                                                                        (In Thousands)
   Discounting of post-1986 unpaid losses and loss
     adjustment expenses                                   $  204            $  290            $ 167
   Liabilities not currently deductible                      (250)               12             (121)
   Unearned and advanced premiums                            (422)               87             (256)
   Investment income not currently taxable                    183                34              156
   Other                                                        7                93              (36)
                                                     ------------------------------------------------------
                                                           $ (278)           $  516            $ (90)
                                                     ======================================================

           Midwest Medical Insurance Holding Company and Subsidiaries

8. INCOME TAXES (CONTINUED)

The Company made income tax payments of $655,000, $2,298,000 and $1,751,000 in 2001, 2000 and 1999, respectively.

The components of the net deferred income tax (liability) asset as of December 31 are as follows:

                                                                             2001              2000
                                                                       ------------------------------------
                                                                                 (In Thousands)
   Deferred tax assets:
     Unpaid losses and loss adjustment expenses                              $ 3,496         $  3,700
     Liabilities not currently deductible                                      1,438            1,188
     Unearned and advanced premiums                                            1,219              797
     Other                                                                       623              587
                                                                       ------------------------------------
                                                                               6,776            6,272

   Deferred tax liabilities:
     Unrealized gains                                                         (7,302)         (11,994)
     Other                                                                    (1,138)            (913)
                                                                       ------------------------------------
                                                                              (8,440)         (12,907)
                                                                       ------------------------------------
                                                                             $(1,664)        $ (6,635)
                                                                       ====================================

9. REINSURANCE

To reduce overall risk, including exposure to large losses, Midwest Medical participates in various reinsurance programs. Midwest Medical would only become liable for losses in excess of its retention limits in the event that any reinsuring company were unable to meet its obligations under the existing agreement. Management is not aware of any such default at December 31, 2001. Midwest Medical evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Reinsurance recoverables on paid and unpaid losses of $8,167,000 and $15,117,000 are associated with a single reinsurer, General Reinsurance Corporation, at December 31, 2001 and 2000, respectively. Midwest Medical also holds collateral under related reinsurance agreements in the form of letters of credit totaling $4,399,000 that can be drawn upon in the event the applicable reinsuring company is unable to pay its obligation to Midwest Medical.

           Midwest Medical Insurance Holding Company and Subsidiaries

9. REINSURANCE (CONTINUED)

Midwest Medical is authorized to issue policies with limits not to exceed $12,000,000 for each claim and $14,000,000 in the aggregate under each policy in any one policy year. Limits in excess of $12,000,000 for each claim and $14,000,000 annual aggregate are available to physicians and clinics through reinsurance placed on a facultative basis by Midwest Medical. Midwest Medical generally retains the first $1,000,000 of each claim and reinsures the remainder through a treaty under which premiums are based on a flat rate and could be subject to adjustment through a profit-sharing provision. For the years 1995 through 2000, Midwest Medical generally retained the first $750,000 of each claim and reinsured the remainder through a treaty under which premiums are subject to adjustment based on experience.

The effect of reinsurance on premiums written and earned for 2001, 2000 and 1999 is as follows:

                              2001                          2000                          1999
                  ----------------------------  ----------------------------  ------------------------------
                     WRITTEN        EARNED         WRITTEN        EARNED         WRITTEN        EARNED
                  ----------------------------  ----------------------------  ------------------------------
                         (In Thousands)                (In Thousands)                (In Thousands)
   Current Year:
     Direct           $65,556       $62,160         $48,554       $49,302         $51,672       $47,048
     Assumed              116            71              76            76              48            48
     Ceded             (9,353)       (9,085)         (7,217)       (7,400)         (7,817)       (6,433)
                  ----------------------------  ----------------------------  ------------------------------
                       56,319        53,146          41,413        41,978          43,903        40,663
   Prior Years:
     Ceded             (3,049)       (3,049)           (634)         (634)          5,920         5,920
                  ----------------------------  ----------------------------  ------------------------------
   Net                $53,270       $50,097         $40,779       $41,344         $49,823       $46,583
                  ============================  ============================  ==============================

Loss and loss adjustment expenses incurred are net of applicable reinsurance of $5,452,000, $5,315,000 and $5,204,000 for the years ended December 31, 2001,
2000 and 1999, respectively.

10. BENEFIT PLANS

Substantially all employees of Midwest Holding are covered by a non-contributory defined contribution pension plan. Contributions to the plan are based upon each covered employee's salary. Substantially all employees at Midwest Holding are also covered by a 401(k) plan that provides a 50% match on employee contributions subject to certain limitations. Total contributions charged to expense for the years ended December 31, 2001, 2000 and 1999 were $717,000, $583,000 and $581,000, respectively.

           Midwest Medical Insurance Holding Company and Subsidiaries

10. BENEFIT PLANS (CONTINUED)

Midwest Holding provides an unfunded Supplemental Executive Retirement Plan
(SERP) which is a non-qualified, defined benefit retirement plan covering certain Midwest Holding officers. Benefits are based upon years of service and compensation. Although the plan is technically unfunded, Midwest Holding invests in specified assets which are designed to coordinate with the projected obligation under the SERP. The net periodic pension cost for this plan was $636,000, $574,000 and $441,000 for the years ended December 31, 2001, 2000 and
1999, respectively. The liability recognized in the consolidated balance sheets at December 31, 2001 and 2000 related to this plan was $3,561,000 and $3,101,000, respectively.

Midwest Holding also provides medical benefits to retirees through a defined benefit post-retirement plan which covers substantially all employees. The net periodic post-retirement benefit cost for the years ended December 31, 2001, 2000 and 1999 was $38,000, $36,000 and $23,000, respectively. As of December 31,
2000 and 1999, the net post-retirement benefit plan liability was $86,000 and $51,000, respectively.

11. RECONCILIATION WITH STATUTORY ACCOUNTING PRINCIPLES

The National Association of Insurance Commissioners (NAIC) revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual became effective January 1, 2001. Midwest Medical's domiciliary state of Minnesota adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that Midwest Medical used to prepare its statutory-basis financial statements. Although the implementation of Codification had a negative impact on Midwest Medical's statutory-basis capital and surplus primarily from the recording of a net deferred tax liability, management believes Midwest Medical remains in compliance with all regulatory and contractual obligations.

Accounting principles generally accepted in the United States differ in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory basis).

           Midwest Medical Insurance Holding Company and Subsidiaries

11. RECONCILIATION WITH STATUTORY ACCOUNTING PRINCIPLES (CONTINUED)

The following is a reconciliation of net (loss) income and shareholders' equity under US GAAP with that reported for Midwest Medical on a statutory basis:

                                                                      NET (LOSS) INCOME
                                                                    YEAR ENDED DECEMBER 31
                                                       -------------------------------------------------
                                                             2001            2000            1999
                                                       -------------------------------------------------
                                                                        (In Thousands)
   On the basis of US GAAP, Midwest Medical only           $(1,423)         $8,782          $3,450

   Additions:
     Deferred income taxes                                      92             836              37
                                                       -------------------------------------------------
   On the basis of statutory accounting principles         $(1,331)         $9,618          $3,487
                                                       =================================================

                                                                     SHAREHOLDERS' EQUITY
                                                                         DECEMBER 31
                                                       -------------------------------------------------
                                                             2001            2000            1999
                                                       -------------------------------------------------
                                                                        (In Thousands)
   On the basis of US GAAP, Midwest Medical only            $120,018        $141,935        $147,800

   Additions (deductions):
     Deferred income taxes                                       881           7,714          12,878
     Unrealized (gain) loss on fixed maturities               (2,592)          2,316           5,514
     Non-admitted assets                                        (275)        (11,564)         (1,000)
     Prescribed market value differences                          95             (16)           (253)
     Other                                                        --               1            (179)
                                                       -------------------------------------------------
   On the basis of statutory accounting principles          $118,127        $140,386        $164,760
                                                       =================================================

Under Minnesota insurance statutes, Midwest Medical is required to maintain statutory surplus in excess of ten times its per risk reinsurance retention limit. Since Midwest Medical limited its retention to $1,000,000 on any single risk, the minimum statutory surplus level was $10,000,000 for 2001.

           Midwest Medical Insurance Holding Company and Subsidiaries

11. RECONCILIATION WITH STATUTORY ACCOUNTING PRINCIPLES (CONTINUED)

Dividends that exceed the greater of 10% of Midwest Medical's prior year-end policyholder surplus or Midwest Medical's prior year net income excluding realized capital gains are considered extraordinary under Minnesota insurance statutes. Payment of extraordinary dividends is subject to the approval of the Commissioner of the Minnesota Department of Commerce. At December 31, 2001, the maximum dividend that may be paid by Midwest Medical in 2002 without regulatory approval is approximately $11,813,000. Cash dividends paid to Midwest Holding by Midwest Medical in 2001, 2000 and 1999 were $11,400,000, $3,000,000 and
$2,050,000, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The names and ages of the directors of Midwest Holding, the year each first became a director and the number of Class C Common Shares owned by each as of December 31, 2001 are as follows:

                                                                                                        CLASS C
                                                                                                         COMMON
                                                DIRECTOR                   PRINCIPAL                     SHARES
                 NAME                    AGE     SINCE                    OCCUPATION                     OWNED
--------------------------------------------------------------------------------------------------------------------
Michael D. Abrams                        40       1996    Exec V.P. Iowa Medical Society                    --
John R. Balfanz, M.D.                    56       1995    Physician                                          1
Mark A. Barnhill, D.O.                   55       2001    Physician                                          1
Gail P. Bender, M.D.                     54       1996    Physician                                          1
James R. Bishop, M.D.                    60       1994    Physician                                          1
David P. Bounk                           55       1995    President/CEO - Midwest Holding                   --
Terence P. Cahill, M.D.                  45       2000    Physician                                          1
Peter J. Daly, M.D.                      42       2001    Physician                                          1
G. Richard Geier, Jr., M.D.
   Vice Chairman                         61       1995    Physician                                          1
Anthony C. Jaspers, M.D.                 54       1996    Physician                                          1
Jack L. Kleven                           55       1999    President/CEO - Midwest Medical                   --
Russel J. Kuzel, M.D.                    49       1997    Physician                                          1
Wayne F. Leebaw, M.D.
   Secretary                             58       1994    Physician                                          1
Mark O. Liaboe, M.D.                     48       1999    Physician                                          1
Patricia J. Lindholm, M.D.               45       2000    Physician                                          1
Steven A. McCue, M.D.                    60       1995    Physician                                          1
Roger H. Meyer, M.D.                     63       2000    Physician                                          1
Harold W. Miller, M.D.                   54       1996    Physician                                          1
Mark D. Odlund, M.D.                     49       1996    Physician                                          1
Paul S. Sanders, M.D.                    57       1984    CEO-MN Medical Assoc.                             --
Andrew J. K. Smith, M.D.
   Chairman of Board                     59       1990    Neurological Surgeon                              --
Thomas M. Tedford, M.D.                  45       2001    Physician                                          1
Tom D. Throckmorton, M.D.                56       1997    Physician                                          1
R. Bruce Trimble, M.D.                   61       1993    Physician                                          1

The Bylaws of Midwest Holding provide that Midwest Holding's Board of Directors shall include the following: (1) up to 20 physicians divided into three classes and elected for staggered three-year terms; (2) for as long as the Class B Common Share is outstanding, the Chief Executive Officer of the Minnesota Medical Association and the Executive Vice President of the Iowa Medical Society, both of whom shall be ex-officio directors; (3) the President of Midwest Holding and the President of Midwest Medical as ex-officio directors; and (4) such additional ex-officio and advisory members as the Board of Directors may determine. At least two-thirds of the voting members of the Board of Directors must be physician directors. All physician directors must be members of a state medical association and insured by Midwest Medical. The Minnesota Medical Association, which has the exclusive right to elect directors, has agreed to elect the directors nominated by a committee of the Board of Directors.

The Bylaws of Midwest Medical provide that the directors of Midwest Holding shall also serve as the directors of Midwest Medical, with the exception of any outside directors of Midwest Holding. Outside directors are persons who are not policyholders of Midwest Medical or members of any state medical society. There are currently no outside directors of Midwest Holding so the Boards of Midwest Holding and Midwest Medical are identical.

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

As of December 31, 2001, the directors of Midwest Holding, as a group, owned 19 Class C Common Shares or less than 1.0 percent of the total Class C Common Shares outstanding as of that date. No executive officer owned any Class C Common Shares as of that date.

All of the directors have been principally engaged in the practice of medicine for more than five years except for Dr. Paul S. Sanders, who has been the President of the Minnesota Medical Association since 1990, Michael D. Abrams, who has been the Executive Vice President of the Iowa Medical Society since 1996, David P. Bounk, who has been the President and CEO of Midwest Holding since 1990, and Jack L. Kleven, who has been the COO and President of Midwest Medical since 1999. Prior to 1990, Dr. Sanders was principally engaged in the practice of medicine. Prior to 1996, Mr. Abrams was Director, Government Relations of the Indiana Medical Association for nine years.

The Chairman of the Board of Directors (currently Dr. Smith) is paid an annual fee of $56,805. All members of the Board of Directors currently are paid $1,250 for each meeting of the Board of Directors they attend. In addition, members of the Executive Committee currently are paid $1,250 for each meeting of the Executive Committee they attend, and committee chairmen are paid $1,000 for each meeting of the standing committee they chair. Other members of standing committees currently are paid between $500 and $800, depending upon distance traveled, for each committee meeting they attend.

EXECUTIVE OFFICERS

The names, ages and positions of the executive officers of Midwest Holding and Midwest Medical are as follows:

                                                                   PERIOD OF SERVICE
                                              POSITION                    AS                    PRINCIPAL
           NAME             AGE             WITH COMPANY              AN OFFICER               OCCUPATION
---------------------------------------------------------------------------------------------------------------------
David P. Bounk              55     President and Chief Executive     1990 to date     President and Chief Executive
                                   Officer - Midwest Holding                          Officer - Midwest Holding

Niles A. Cole               40     Vice President - Finance,         1998 to date     Vice President - Finance,
                                   Treasurer and Chief Financial                      Treasurer and Chief Financial
                                   Officer                                            Officer

Jack L. Kleven              55     President - Midwest Medical       1986 to date     President - Midwest Medical
                                   and Chief Operating Officer                        and Chief Operating Officer

Thomas H. Lee               58     Vice President - Information      1999 to date      Vice President - Information
                                   Systems                                             Systems

Elizabeth S. Lincoln        48     Vice President - Law and          1990 to date     Vice President - Law and
                                   Health Policy                                      Health Policy

Debra L. McBride            47     Vice President - Risk             2000 to date      Vice President - Risk
                                   Management                                          Management

Gerald M. O'Connell         47     Vice President - Sales and        1998 to date      Vice President - Sales and
                                   Marketing                                           Marketing

Jerry A. Zeitlin            51     Vice President - Claims           1999 to date      Vice President - Claims

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

Mr. Cole has over 18 years' experience in the insurance industry, including six years as Vice President and Controller of Washington State Physician's Insurance Association. He has been in his current position since March 1998. He has B.S. degrees in accounting and finance.

Mr. Kleven has over 27 years' experience in medical malpractice claims adjusting and management. He joined the Insurance Exchange in 1983, and was Vice President, Claims since March 1986. He was promoted to Chief Operating Officer on January 1, 1998. He was promoted to President of Midwest Medical effective September 1, 1999. Prior to joining the Insurance Exchange, he was a liability manager at The St. Paul Companies for six years. He has a B.S. degree in business.

Mr. Lee has over 27 years' experience in the insurance industry. Prior to joining Midwest Holding in 1998 he owned an insurance related technology consulting business. From 1971 to 1989, he was Senior Vice President - Administration of American Hardware Mutual Insurance Company. He has B.A. degrees in mathematics and statistics.

Ms. Lincoln has over 18 years' experience in medical professional liability risk management. She joined the Insurance Exchange in 1982, and was Vice President, Risk Management since January 1990. She transferred to Vice President - Law and Health Policy effective January 1, 1998. She has a law degree.

Ms. McBride has over 14 years' experience in the insurance industry. Prior to joining Midwest Holding in 1994, she served as a trial attorney specializing in insurance defense. She has a B.A. degree in nursing and a law degree.

Mr. O'Connell has over 25 years in the medical malpractice segment of the insurance industry. From 1977 to 1995, he was with St. Paul Fire and Marine Insurance Company, holding various marketing and underwriting management positions. He joined Midwest Holding in October 1996. He has a B.S. in agriculture business management with an emphasis in insurance.

Mr. Zeitlin has over 28 years of claims experience in the property-casualty insurance industry. Prior to joining Midwest Holding in 1993, he was Liability Supervisor for The St. Paul Companies from 1979 to 1993. He has a B.S. degree in liberal arts.

Officers serve until their successors are appointed by the Board of Directors, or until their prior resignation, removal or death.

Beneficial Ownership Reporting

Section 16 of the Securities Exchange Act of 1934 requires officers and directors of reporting companies to file reports disclosing ownership of, and transactions in, securities of the Company. During 2001, required Forms 3 were not filed for the new directors and officers. This failure was cured by filings of Forms 5 made after the end of the year.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes compensation paid by Midwest Holding to its five most highly compensated executive officers for services rendered in all capacities during the last three years.

                                                                        CASH COMPENSATION
     NAME OF INDIVIDUAL               CAPACITIES IN                 -------------------------         ALL OTHER
     OR NUMBER IN GROUP                WHICH SERVED                    SALARY        BONUS         COMPENSATION(a)
-----------------------------------------------------------         ------------------------------------------------
David P. Bounk               President and Chief              2001       $254,023    $102,356         $33,944
                             Executive Officer -              2000        239,406      96,560          34,826
                             Midwest Holding                  1999        213,981      85,830          34,348

Jack L. Kleven               President - Midwest              2001        210,869      72,830          35,354
                             Medical and Chief                2000        198,702      68,694          33,886
                             Operating Officer                1999        177,624      61,636          32,066

Gerald M. O'Connell          Vice President - Sales and       2001        135,897      39,266          33,990
                             Marketing                        2000        130,570      37,575          30,156
                                                              1999        117,196      34,749          29,864

Thomas H. Lee                Vice President -                 2001        127,042      36,687          31,709
                             Information Services             2000        122,042      27,147          28,347
                                                              1999        106,594      15,000          18,275

Elizabeth S. Lincoln         Vice President - Law and         2001        124,353      35,949          32,946
                             Health Policy                    2000        118,976      34,237          28,061
                                                              1999        113,332      33,080          26,826

(a) Includes employer contributions to qualified retirement plans and car allowances

Midwest Holding also maintains a Supplemental Executive Retirement Plan which provides an annual retirement benefit for an executive officer who retires at age 62 with ten years of service of 70% (55% for new officers after 1997) of the officer's final average salary. Benefits are reduced for retirement prior to age
62. The annual benefit payable under the plan is reduced by 50% of the officer's primary Social Security benefit and by the annual benefit (expressed in the form of an annuity) of the officer's accrued benefits under Midwest Holding's current money purchase pension plan and a predecessor plan. The estimated annual benefits payable upon retirement at normal retirement age for the executive officers in the Summary Compensation Table are as follows: Mr. Bounk-$252,279; Mr. Kleven-$157,426; Mr. O'Connell-$100,534; Mr. Lee-$75,955 and Ms. Lincoln-$93,907. The estimated annual retirement benefits were calculated assuming salary increases of 5% per year, discounted 4% per year for future inflation to express the estimated benefits in today's dollars.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in Item 10.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Midwest Medical Insurance Holding Company for the year ended December 31, 2001 are included in this annual report (Form 10-K) in Item 8:

                  Report of Independent Auditors
                  Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Income for the years ended December
                   31, 2001, 2000 and 1999
                  Consolidated Statements of Changes in Shareholders' Equity for
                   the years ended December 31, 2001, 2000 and 1999
                  Consolidated Statements of Cash Flows for the years ended
                   December 31, 2001, 2000 and 1999
                  Notes to Consolidated Financial Statements

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

(b)         Reports on Form 8-K

            No reports on Form 8-K were filed during the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Midwest Medical Insurance Holding Company
                     -----------------------------------------------------------
                                           (Registrant)


                 By: /s/ David P. Bounk                          March 15, 2002
                     --------------------------------------     ----------------
                     David P. Bounk                                   Date
                     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David P. Bounk                  Principal Executive Officer                 March 15, 2002
-------------------------------
David P. Bounk

/s/ Niles Cole                      Principal Financial Officer and             March 15, 2002
-------------------------------     Principal Accounting Officer
Niles Cole

*                                   Director, Chairman of the Board             March 15, 2002
-------------------------------
Andrew J. K. Smith, M.D.

*                                   Director                                    March 15, 2002
-------------------------------
Michael D. Abrams

*                                   Director                                    March 15, 2002
-------------------------------
John R. Balfanz, M.D.

*                                   Director                                    March 15, 2002
-------------------------------
Mark A. Barnhill, D.O.

*                                   Director                                    March 15, 2002
-------------------------------
Gail P. Bender, M.D.

*                                   Director                                    March 15, 2002
-------------------------------
James R. Bishop, M.D.

*                                   Director                                    March 15, 2002
-------------------------------
Terence P. Cahill, M.D.

*                                   Director                                    March 15, 2002
-------------------------------
Peter J. Daly, M.D.

*                                   Director, Vice Chairman                     March 15, 2002
-------------------------------
G. Richard Geier, Jr., M.D.

*                                   Director                                    March 15, 2002
-------------------------------
Anthony C. Jaspers, M.D.

*                                   Director                                    March 15, 2002
-------------------------------
Jack L. Kleven

*                                   Director                                    March 15, 2002
-------------------------------
Russel J. Kuzel, M.D.

*                                   Director, Secretary                         March 15, 2002
-------------------------------
Wayne F. Leebaw, M.D.

*                                   Director                                    March 15, 2002
-------------------------------
Mark O. Liaboe, M.D.

*                                   Director                                    March 15, 2002
-------------------------------
Patricia J. Lindholm, M.D.

*                                   Director                                    March 15, 2002
-------------------------------
Steven A. McCue, M.D.

*                                   Director                                    March 15, 2002
-------------------------------
Roger H. Meyer, M.D.

*                                   Director                                    March 15, 2002
-------------------------------
Harold W. Miller, M.D.

*                                   Director                                    March 15, 2002
-------------------------------
Mark D. Odland, M.D.

*                                   Director                                    March 15, 2002
-------------------------------
Paul S. Sanders, M.D.

*                                   Director                                    March 15, 2002
-------------------------------
Thomas M. Tedford, M.D.

*                                   Director                                    March 15, 2002
-------------------------------
Tom D. Throckmorton, M.D.

*                                   Director                                    March 15, 2002
-------------------------------
R. Bruce Trimble, M.D.

* By: /s/ David P Bounk                                                         March 15, 2002
      -----------------------------------
      David P. Bounk pursuant to power
      of attorney

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

           Midwest Medical Insurance Holding Company and Subsidiaries
                                (Parent Company)

           Schedule II - Condensed Financial Information of Registrant

                                 Balance Sheets

                                                                                    DECEMBER 31
                                                                               2001              2000
                                                                       ------------------------------------
                                                                                  (In Thousands)
ASSETS
Short-term investments                                                       $     443        $     171
Cash                                                                               (18)               8
Investment in subsidiaries                                                     124,158          145,793
Other                                                                            7,580            8,161
                                                                       ------------------------------------
Total assets                                                                 $ 132,163        $ 154,133
                                                                       ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accrued expenses and other liabilities                                       $   5,276        $   5,035
Note payable to Midwest Medical                                                     --            8,500
                                                                       ------------------------------------
                                                                                 5,276           13,535
SHAREHOLDERS' EQUITY
Class B Common Stock                                                                 1                1
Class C Common Stock                                                                --               --
Additional paid-in capital                                                      12,789           12,789
Retained earnings, comprised of undistributed earnings of subsidiaries          99,923          104,524
Unrealized appreciation on investments, net of income
   taxes                                                                        14,174           23,284
                                                                       ------------------------------------
                                                                               126,887          140,598
                                                                       ------------------------------------
Total liabilities and shareholders' equity                                   $ 132,163        $ 154,133
                                                                       ====================================

See accompanying note.

           Midwest Medical Insurance Holding Company and Subsidiaries
                                (Parent Company)

     Schedule II - Condensed Financial Information of Registrant (continued)

                              Statements of Income

                                                                        YEAR ENDED DECEMBER 31
                                                                  2001            2000             1999
                                                          -------------------------------------------------
                                                                            (In Thousands)
REVENUES
Management fee from subsidiaries                                 $15,206        $ 15,372         $16,273
Net investment income                                               (401)         (1,138)           (696)
Realized capital gains                                                28             213             179
Other income                                                          47               1               6
                                                          -------------------------------------------------
                                                                  14,880          14,448          15,762

EXPENSES
Compensation expense for vested Class A Common Shares                 --           1,311             253
Other operating and administrative                                16,416          15,995          15,331
                                                          -------------------------------------------------
                                                                  16,416          17,306          15,584
                                                          -------------------------------------------------
(Loss) income from continuing operations before tax and
   other items                                                    (1,536)         (2,858)            178
Income tax (benefit) expense                                        (475)           (939)             91
                                                          -------------------------------------------------
(Loss) income from continuing operations before equity
   in undistributed (loss) income of subsidiaries                 (1,061)         (1,919)             87
Equity in undistributed (loss) income of subsidiaries             (3,165)          7,504           2,551
                                                          -------------------------------------------------
(Loss) income from continuing operations after tax
   and other items                                                (4,226)          5,585           2,638

Discontinued operations:
   Loss from discontinued operations, net of tax                    (135)           (299)           (902)
   Loss on disposal, net of tax                                     (240)             --              --
                                                          -------------------------------------------------
Net (loss) income                                                $(4,601)       $  5,286         $ 1,736
                                                          =================================================

See accompanying note.

           Midwest Medical Insurance Holding Company and Subsidiaries
                                (Parent Company)

     Schedule II - Condensed Financial Information of Registrant (continued)

                            Statements of Cash Flows

                                                                       YEAR ENDED DECEMBER 31
                                                                 2001            2000            1999
                                                          -------------------------------------------------
                                                                           (In Thousands)
Net cash (used in) provided by operating activities           $    (254)      $    (136)        $   856

INVESTING ACTIVITIES
Net (purchases) sales of short-term investments                    (272)            936             203
Capitalization of Services                                         (900)           (700)         (1,500)
Capitalization of Solutions                                      (1,500)         (1,800)           (650)

FINANCING ACTIVITIES
Redemption of Class A Common Shares                                  --          (9,798)           (953)
Note payable to Midwest Medical                                  (8,500)          8,500              --
Dividends from Midwest Medical                                   11,400           3,000           2,050
                                                          -------------------------------------------------

(Decrease) increase in cash                                         (26)              2               6
Cash at beginning of year                                             8               6              --
                                                          -------------------------------------------------
Cash at end of year                                           $     (18)      $       8         $     6
                                                          =================================================

See accompanying note.

           Midwest Medical Insurance Holding Company and Subsidiaries
                                (Parent Company)

     Schedule II - Condensed Financial Information of Registrant (continued)

                     Note to Condensed Financial Statements

                                December 31, 2001

The accompanying condensed financial information of registrant should be read in conjunction with the audited consolidated financial statements and notes thereto of Midwest Medical Insurance Holding Company and Subsidiaries.

See Note 3 to the audited consolidated financial statements of Midwest Medical Insurance Holding Company and Subsidiaries for a description of the stock restructure completed in 2000.

Midwest Holding received $8,500,000 in 2000 from Midwest Medical through a non-interest-bearing note. The proceeds from the note were used to redeem Class A shares under the stock restructure completed during 2000. The note was retired in 2001.

Certain amounts in the prior year's condensed financial information of registrant have been reclassified or restated to conform to the current year presentation.

           Midwest Medical Insurance Holding Company and Subsidiaries

                            Schedule IV--Reinsurance

                COL. A                      COL. B        COL. C          COL. D          COL. E        COL. F
--------------------------------------------------------------------------------------------------------------------
                                                                                                      PERCENTAGE
                                                         CEDED TO         ASSUMED                     OF AMOUNT
                                             GROSS        OTHER         FROM OTHER         NET        ASSUMED TO
                                            AMOUNT       COMPANIES       COMPANIES        AMOUNT         NET
--------------------------------------------------------------------------------------------------------------------
                                                                      (In Thousands)
Year ended December 31, 2001:
   Insurance premiums:
     Property/casualty insurance            $62,160        $12,134          $71           $50,097        0.1%

Year ended December 31, 2000:
   Insurance premiums:
     Property/casualty insurance             49,302          8,034           76            41,344        0.2%

Year ended December 31, 1999:
   Insurance premiums:
     Property/casualty insurance             47,048            513           48            46,583        0.1%

NOTE TO SCHEDULE IV:

Ceded premiums for the years ended December 31, 2001, 2000 and 1999 are net of (additions) reductions in ceded premiums related to swing-rated reinsurance treaties of $(3,049,000), $(1,300,000) and $5,205,000, respectively. Ceded premiums in 2000 and 1999 are also net of proceeds from contingent commission on reinsurance covering the period January 1, 1992 through December 31, 1994 of $666,000 and $715,000, respectively.

           Midwest Medical Insurance Holding Company and Subsidiaries

       Schedule VI--Supplemental Information Concerning Property/Casualty
                              Insurance Operations

                                                        DECEMBER 31
                        -------------------------------------------------------
        COL. A             COL. B        COL. C       COL. D        COL. E
-------------------------------------------------------------------------------
                                      RESERVES FOR
                          DEFERRED   UNPAID LOSSES   DISCOUNT,
     AFFILIATION           POLICY       AND LOSS      IF ANY,
         WITH           ACQUISITION    ADJUSTMENT   DEDUCTED IN    UNEARNED
      REGISTRANT           COSTS        EXPENSES      COLUMN C     PREMIUMS
-------------------------------------------------------------------------------
                                                       (In Thousands)
Consolidated property/
casualty entities

         2001                N/A          $118,574       N/A       $15,489

         2000                N/A           118,478       N/A        12,050

         1999                N/A           119,141       N/A        12,797

                                                     YEAR ENDED DECEMBER 31
                    ---------------------------------------------------------------------------------------------
        COL. A            COL. F      COL. G              COL. H             COL. I         COL. J        COL. K
-----------------------------------------------------------------------------------------------------------------
                                                    LOSSES AND LOSS
                                                  ADJUSTMENT EXPENSES
                                                  INCURRED RELATED TO    AMORTIZATION      PAID
                                                  -------------------    OF DEFERRED      LOSSES
     AFFILIATION                      NET          (1)         (2)         POLICY       AND LOSS
         WITH           EARNED     INVESTMENT    CURRENT      PRIOR     ACQUISITION    ADJUSTMENT     PREMIUMS
      REGISTRANT       PREMIUMS     INCOME        YEAR        YEAR        COSTS        EXPENSES      WRITTEN
--------------------   -----------------------  ---------------------------------------------------------------------
Consolidated property/
casualty entities

         2001          $50,097    $12,289        $58,127    $    172         N/A        $53,693       $65,556

         2000           41,344     12,166         47,463      (7,876)        N/A         39,217        48,554

         1999           46,583     10,886         45,942      (4,474)        N/A         36,041        51,672

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

Lease for office space between registrant and Centennial
 Lakes IV, L.L.C., dated July 30, 1999.                                       10B.(3)

Amended and Restated Management Agreement between the
 registrant and Midwest Medical Insurance Company, dated
 January 1, 2000.                                                             10C.(4)

Healthcare Liability Excess of Loss Reinsurance Contract
 issued to Midwest Medical Insurance Company, effective
 January 1, 2001                                                              10D.(6)

Letter of Employment Agreement between the registrant and
 David P. Bounk, President and Chief Executive Officer of
 the registrant and Midwest Medical Insurance Company, dated
 January 1, 1993.                                                             10E.(2)

                                                                            REGULATION
                                                                                S-K
                                                                           EXHIBIT TABLE      SEQUENTIAL
                                 ITEM                                        REFERENCE         PAGE NO.
-----------------------------------------------------------------------------------------------------------
1999 Officers Short-term Incentive Plan of the registrant.                    10F.(3)

Supplemental Executive Retirement Plan of the registrant.                     10G.(1)

Amended and Restated Endorsement Agreement between Midwest
 Medical Insurance Company and Iowa Medical Society, dated
 January 1, 1999.                                                             10H.(3)

Subsidiaries of the registrant.                                               21.(6)

Power of attorney.                                                            24.(6)

-------

(1)   Filed with the Company's Registration Statement on
      Form S-4, as amended, SEC File No. 33-55062 and incorporated herein by reference.

(2)   Filed with the Company's Registration Statement Form
      S-1 SEC File No. 33-70182 and incorporated herein by reference.

(3) Filed with 1999 Annual Report on Form 10-K and incorporated herein by reference.

(4) Filed with 2000 Annual Report on Form 10-K and incorporated herein by reference.

(5)   Filed with Schedule TO SEC File No. 005-58917 on
      April 26, 2000, as amended, and incorporated herein by reference.

(6)   Filed with this Annual Report on Form 10-K.