Form 10-Q
period 2002-03-31
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 2002-05-14
CIK 894353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2002.
                               or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ________________to____________

Commission file number 0-21230
                       -------

              Midwest Medical Insurance Holding Company
-------------------------------------------------------
  (Exact name of registrant as specified in its charter)

      Minnesota                                     41-1625287
---------------------------------            -----------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

7650 Edinborough Way, Suite 400
Minneapolis, Minnesota                               55435-5978
-----------------------------------          ------------------
(Address of principal executive offices)             (Zip Code)

                                952-838-6700
--------------------------------------------
    (Registrant's telephone number, including area code)


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

The number of shares outstanding of the issuer's classes of common stock as of March 31, 2002:

Class B Common Stock, $1,000 par value - 1 share

Class C Common Stock, no par value -- 9,981 shares

                                      INDEX

                    Midwest Medical Insurance Holding Company


PART  I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets -- March 31, 2002 and December 31, 2001

         Condensed consolidated statements of income - Three months ended March 31, 2002 and 2001

         Condensed consolidated statements of cash flows - Three months ended March 31, 2002 and 2001

         Notes to condensed consolidated financial statements -- March 31, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Part I.  Financial Information
         Item 1.  - Financial Statements

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)



                                                                                     March 31                December 31
                                                                                       2002                      2001
                                                                               ---------------------     ---------------------
                                                                                   (Unaudited)                 (Note A)

ASSETS
   Fixed maturities at fair value (cost:
       2002 $152,465; 2001 $137,844)                                                       $152,931                  $140,436
   Equity securities at fair value (cost:
       2002 $47,712; 2001 $46,432)                                                           63,852                    63,700
   Short-term investments                                                                    11,213                    21,541
   Other investments at fair value (cost:
       2002 $20,000; 2001 $20,000)                                                           20,998                    21,616
                                                                               ---------------------     ---------------------
                                                                                            248,994                   247,293

   Cash                                                                                         769                     1,018
   Accrued investment income                                                                  2,202                     2,219
   Premiums receivable -- Note C                                                             34,550                     9,844
   Reinsurance recoverable on paid and unpaid losses                                         13,868                    14,528
   Amounts due from reinsurers                                                                8,277                     1,657
   Other assets                                                                              12,293                    10,846
                                                                               ---------------------     ---------------------
   Total assets                                                                            $320,953                  $287,405
                                                                               =====================     =====================


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Unpaid losses and loss adjustment expenses                                              $126,081                  $118,574
   Unearned premiums -- Note C                                                               55,183                    15,489
   Policyholder dividends -- Note D                                                           3,036                     4,050
   Deferred income taxes                                                                        348                     1,664
   Amounts due to reinsurers                                                                  7,482                     6,775
   Other liabilities -- Note C                                                                5,747                    13,966
                                                                               ---------------------     ---------------------
                                                                                            197,877                   160,518

SHAREHOLDERS' EQUITY
   Class B Common Stock; authorized, issued and
     outstanding 1 share; $1,000 par value                                                        1                         1
   Class C Common Stock; authorized 300,000 shares,
     issued and outstanding 9,981 shares in 2002
     and 9,298 shares in 2001; no par value                                                       -                         -
   Paid-in capital                                                                           12,789                    12,789
   Retained earnings                                                                         98,667                    99,923
   Accumulated other comprehensive income:
     Net unrealized appreciation of investments                                              11,619                    14,174
                                                                               ---------------------     ---------------------
                                                                                            123,076                   126,887
                                                                              ---------------------     ---------------------
   Total liabilities and shareholders' equity                                              $320,953                  $287,405
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

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                             Three months ended
                                                                                                  March 31
                                                                                   ----------------------------------------
                                                                                         2002                   2001
                                                                                   -----------------      -----------------

Revenues:
  Net premiums earned                                                                $       16,745         $       11,584
  Net investment income                                                                       2,918                  2,999
  Net realized capital gains                                                                    544                  2,298
  Other                                                                                       1,245                    665
                                                                                   -----------------      -----------------
                                                                                             21,452                 17,546

Losses and expenses:
  Losses and loss adjustment expenses                                                        18,083                 11,709
  Underwriting, acquisition and
    insurance expenses                                                                        3,132                  2,709
  Other operating expenses                                                                    2,116                  1,662
                                                                                   -----------------      -----------------
                                                                                             23,331                 16,080

                                                                                   -----------------      -----------------
(Loss) income from continuing operations
  before income taxes                                                                        (1,879 )                1,466

Income tax (benefit) expense -- Note B                                                         (623 )                  528
                                                                                   -----------------      -----------------
(Loss) income from continuing operations
  after income taxes                                                                         (1,256 )                  938


Discontinued operations -- Note E:
  Loss from discontinued operations, net of
    income tax benefit                                                                            -                    (54 )
                                                                                   -----------------      -----------------

Net (loss) income                                                                    $       (1,256 )       $          884
                                                                                   =================      =================




 See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                      Three months ended
                                                                                                           March 31
                                                                                            ---------------------------------------
                                                                                                 2002                  2001
                                                                                            ----------------      ----------------

OPERATING ACTIVITIES
   Net (loss) income                                                                           $     (1,256)      $           884
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Increase in premiums receivable                                                               (24,706)              (23,528)
      Decrease in reinsurance recoverable on paid and unpaid losses                                     660                 3,087
      Increase in amounts due from reinsurers                                                        (6,620)               (4,358)
      Increase (decrease) in unpaid losses and loss
        adjustment expenses                                                                           7,507                (2,962)
      Increase in unearned premiums                                                                  39,694                32,481
      Decrease in policyholder dividends                                                             (1,014)               (2,057)
      Decrease in other liabilities                                                                  (8,219)               (5,851)
      Net realized capital gains                                                                       (544)               (2,298)
      Other changes, net                                                                               (649)                 (650)
                                                                                            ---------------       ---------------
                                                                                                      4,853                (5,252)

INVESTING ACTIVITIES
   Purchases of fixed maturity investments and
      equity securities                                                                             (50,253)              (23,045)
   Purchase of other investments                                                                          -               (10,000)
   Sales of fixed maturity investments and equity
      securities                                                                                     34,823                49,181
   Maturities and calls of fixed maturity investments                                                     -                 2,000
   Net sales (purchases) of short-term investments                                                   10,328               (12,843)
                                                                                            ---------------       ---------------
                                                                                                     (5,102)                5,293
                                                                                            ---------------       ---------------

(Decrease) increase in cash                                                                            (249)                   41
Cash at beginning of year                                                                             1,018                   976
                                                                                            ---------------       ---------------
CASH AT MARCH 31                                                                             $        $ 769       $         1,017
                                                                                            ===============       ===============




See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2002


          NOTE A - BASIS OF PRESENTATION

          The accompanying unaudited interim condensed consolidated financial statements of Midwest Medical Insurance Holding Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
          Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results that may occur for the full year. These interim financial statements should be read in conjunction with the 2001 consolidated financial statements and notes thereto included in Midwest Holding's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

          The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

          Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in the current year. All intercompany amounts have been eliminated.

          In management's judgment, the following are the critical accounting policies of the Company:

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

          Losses and Loss Adjustment Expenses

          The liability for unpaid losses and loss adjustment expenses represents management's best estimate of the ultimate cost of all such amounts which are unpaid at the balance sheet dates. The liability is based on both case-by-case estimates and statistical analysis and projections using the historical loss experience of Midwest Medical and gives effect to estimates of trends in claim severity and frequency. These estimates are continually reviewed and, as adjustments become necessary, such adjustments are included in current operations. Midwest Medical believes that the estimate of the liability for losses and loss adjustment expenses is reasonable.

          Reinsurance

          Midwest Medical purchases reinsurance in order to reduce its liability on individual risks and to enable it to write business at limits it otherwise would be unable to accept. Reinsurance contracts are principally excess-of-loss contracts, which indemnify Midwest Medical for losses in excess of a stated retention limit up to the policy limits. Reinsurance costs are recorded as a reduction of premium, which is known in the insurance industry as ceded premium.

          NOTE B - INCOME TAXES

          The Company calculates its federal income tax provision for interim periods by estimating its annual federal effective tax rate and applying this rate to the income of the interim period. The estimated annual federal effective tax rate used for the three-month periods ended March 31, 2002 and 2001 was 34%. An estimate for state income taxes is also made for each entity.

          NOTE C - UNEARNED PREMIUMS, PREMIUMS RECEIVABLE and OTHER LIABILITIES

          The majority of Midwest Medical's insurance policies expire at December 31 and renew on January 1 of each year. As a result, the majority of the unearned premium amount at March 31, 2002 represents nine months of unearned premium for every active policy renewed or newly written on January 1, 2002 with an expiration date of December 31, 2002. At December 31, 2001, most active 2001 policies expired and therefore had no unearned premium.

          Of the total unearned premium balance of $15,489,000 at December 31, 2001, $5,800,000 is reserved to recognize Midwest Medical's obligation to provide reporting endorsement coverage without additional premium upon the death, disability or retirement of policyholders. That same amount is also included in the unearned premium balance at March 31, 2002 and represents the actuarially determined present value of future benefits to be provided less the present value of future revenues to be received.

          The increase of $24,706,000 in premiums receivable from December 31, 2001 to March 31, 2002 is primarily due to the renewal of most active policies on January 1. The full year's premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly and each year's premium is nearly all collected during the year. The receivable balance remaining at the end of the year primarily relates to the small number of policies underwritten by Midwest Medical that have other than December 31 expiration dates.

          Of the total other liabilities balance of $13,966,000 at December 31, 2001, $6,878,000 is for premium payments received from policyholders in advance of their January 1, 2002 policy renewal. No advance premium payments were recorded at March 31, 2002.

          NOTE D - POLICYHOLDER DIVIDENDS

          Midwest Medical's policyholder dividend program has been in place since 1999 replacing the previous retrospective premium credit program for physicians. Participating policies represented approximately 98% and 96% of total premiums in force and premium income at March 31, 2002 and December 31, 2001, respectively.

          The first quarterly installment of the $4,050,000 policyholder dividend declared last year by Midwest Medical's Board of Directors was paid in February 2002. The remaining three quarterly installments will be paid to physician and clinic policyholders in May, August and November. The dividend is awarded proportionately based on annual premiums for physician and clinic policyholders that were insured by Midwest Medical in 1997 and remain insured throughout 2002.

          NOTE E - DISCONTINUED OPERATIONS

          Effective July 31, 2001, the Company sold all of the capital stock of MedPower Information Resources, Inc. to ClaimLynx, Inc. Proceeds from the sale were $150,000. The Company recorded a $240,000 loss on the sale net of an income tax benefit of $124,000. No significant assets or liabilities remain from MedPower. The Company's condensed consolidated financial statements and notes report its former electronic medical claims processor as discontinued operations. Prior periods have been restated accordingly.

          NOTE F - COMPREHENSIVE INCOME

          The components of Midwest Holding's comprehensive income are net income and changes in net unrealized appreciation of investments. Total comprehensive income was $(3,811,000) and $(5,622,000)for the three months ended March 31, 2002 and 2001, respectively.

          NOTE G - SEGMENT INFORMATION

          The Company's continuing operations are organized into five legal entity business segments. MMIC Business Office Solutions, Inc. (Office Solutions) began operations in February 2002 to provide physicians with business office outsourcing services. The main outsourcing service is the billing and collection of patient accounts. The other four segments are described under the "Background" section in Item 1 of the 2001 Annual Report on Form 10-K. The legal entity name of MMIHC Insurance Services, Inc. (Services) was changed to MMIC Benefits, Inc. (Benefits) in April 2002.

          The following financial information summarizes the results of operations and total assets reported by the Company's five business segments for the three months ended March 31, 2002 and 2001 (in thousands).



                                                               Three months ended March 31, 2002
                                  ----------------------------------------------------------------------------------------------
                                  Midwest       Midwest                   Medical         Office
                                  Holding       Medical     Benefits     Solutions      Solutions  Eliminations(1) Consolidated
                                  ----------------------------------------------------------------------------------------------

Revenues:
   External customers             $      --    $  16,745    $     535    $     726    $      --    $      --          $  18,006
   Intersegment                       3,988           --           --           71           --       (4,059)                --
   Net investment income                  2        2,914            1            1           --           --              2,918
   Other(2)                               8          520           --           --           --           --                528
                                   ---------------------------------------------------------------------------------------------
                                      3,998       20,179          536          798           --       (4,059)            21,452

Total expenses                        4,281       21,215          673        1,165           56       (4,059)            23,331
                                  ----------------------------------------------------------------------------------------------

Loss from continuing operations
   before tax                          (283)      (1,036)        (137)        (367)         (56)          --            (1,879)
Income tax benefit                      (91)        (342)         (46)        (125)         (19)          --              (623)
                                  ----------------------------------------------------------------------------------------------
Loss from continuing operations
   after tax                      $    (192)   $    (694)   $     (91)   $    (242)   $     (37)   $      --         $  (1,256)
                                  ==============================================================================================

Total assets                      $ 127,789    $ 315,709    $   2,969    $   1,776    $     105    $(127,395)        $ 320,953
                                  ==============================================================================================





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

                                                                   Three months ended March 31, 2001
                                  --------------------------------------------------------------------------------------------------
                                    Midwest      Midwest                       Medical         Office
                                    Holding      Medical        Benefits      Solutions      Solutions  Eliminations(1) Consolidated
                                  --------------------------------------------------------------------------------------------------

Revenues:
   External customers             $      --      $  11,573     $     505      $     171      $      --      $      --     $  12,249
   Intersegment                       3,792             --            --             21             --         (3,813)           --
   Net investment income                 15          2,974             3              7             --             --         2,999
   Other(2)                              28          2,270            --             --             --             --         2,298
                                  --------------------------------------------------------------------------------------------------
                                      3,835         16,817           508            199             --         (3,813)       17,546

Total expenses                        4,091         14,419           626            757             --         (3,813)       16,080
                                  --------------------------------------------------------------------------------------------------

(Loss) income from continuing
   operations before tax               (256)         2,398          (118)          (558)            --             --         1,466
Income tax (benefit) expense            (82)           839           (39)          (190)            --             --           528
                                  --------------------------------------------------------------------------------------------------

(Loss) income from continuing
   operations after tax           $    (174)     $   1,559     $     (79)     $    (368)     $      --      $      --     $     938
                                  ==================================================================================================
Total assets                      $ 147,455      $ 317,449     $   3,056      $   3,101      $      --      $(154,702)    $ 316,359
                                  ==================================================================================================



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

          Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

          General

          The following analysis of the financial condition and results of operations of Midwest Holding and its wholly-owned subsidiaries, Midwest Medical, MMIC Benefits, Inc., Midwest Medical Solutions, Inc., and MMIC Business Office Solutions, Inc. should be read in conjunction with the condensed consolidated financial statements and notes included in this report. Midwest Holding and its subsidiaries are collectively referred to as the Company unless the reference pertains to a specific entity.

          Capital Resources and Liquidity

          The majority of the Company's assets, 78% at March 31, 2002 and 86% at December 31, 2001, are invested in investment-grade bonds, equities, a real estate investment trust fund, and short-term investments. The decrease in the percentage of invested assets since December 31, 2001 is due primarily to the growth in premiums receivable. This growth is explained in Note C of the condensed consolidated financial statements.

          Operations generated $4,853,000 of positive cash flow during the first three months of 2002 compared to $(5,252,000) of negative cash flow for the same period of 2001. Growth in new business volume and premium rate increases caused greater cash receipts in the first quarter of 2002. Lower policyholder dividend payments also contributed to the positive cash flow. Increased reinsurance costs due to volume growth and reinsurance rate increases partially offset the above positive cash flows. Greater reinsurance, claim and tax payments drove the negative operating cash flow in the first quarter of 2001. The reinsurance payments consisted primarily of $2,236,000 of deposit premium adjustments on the 1998 and 2000 reinsurance contracts.

          The Company believes that its cash, internally generated funds and investments will be sufficient to meet normal operating requirements. The principal operating requirement is the payment of insurance claims. Loss and operating expense payments have been met from policyholder premium receipts during the first three months of 2002. Policyholder premium receipts are anticipated to cover loss and operating expense payments for the remainder of 2002 due to growth in new business volume and premium rate increases.

          Shareholders' equity decreased $(3,811,000) during the first three months of 2002. The decrease consisted of a net loss from operations of $(1,256,000) and net unrealized losses in the fair value of investments, net of deferred taxes, of $(2,555,000).

          Results of Operations

          Net premiums earned increased $5,161,000 for the first three months of 2002 compared to the same period of 2001. New business generated approximately $2,349,000 of additional earned premium. Base rate increases and fewer premium discounts resulted in an average written premium increase of approximately 19% on January 1 policy renewals.

          This was partially offset by greater reinsurance costs. The greater premium volume coupled with an increase in 2002 reinsurance rates caused current year reinsurance costs to increase from $2,031,000 in 2001 to $3,253,000 in 2002. Although the exit of major competitors from the medical malpractice marketplace has created many opportunities to write new business, Midwest Medical remains selective in assuming new risks. The following provides further detail on premiums written and earned for the three months ended March 31, 2002 and 2001:


                                                           Three months ended March 31
                                        ---------------------------------------------------------------------------------
                                                       2002                                       2001
                                       --------------------------------------    ---------------------------------------
                                             Written            Earned                 Written            Earned
                                       --------------------------------------    ---------------------------------------
                                                  (In Thousands)                             (In Thousands)

                 Current Year:
                   Direct                  $59,994             $20,283               $46,243            $13,762
                   Assumed                      13                  30                     -                  -
                   Ceded                    (9,873)             (3,253)               (6,389)            (2,031)
                                       --------------------------------------    ---------------------------------------
                                            50,134              17,060                39,854             11,731
                 Prior Years:
                   Ceded                      (315)               (315)                 (147)              (147)
                                       --------------------------------------    ---------------------------------------
                 Net                       $49,819             $16,745               $39,707            $11,584
                                       ======================================    =======================================


          Net capital gains of $544,000 were realized during the first three months of 2002, a decrease of $(1,754,000) over the same period in 2001. The realized capital gains in the first quarter of 2002 resulted primarily from bond sales initiated by the investment manager who manages the portfolio on a pre-tax total return basis. In the first quarter of 2001, equities selected by the outside, domestic equity manager were sold to fund the additional REIT purchase of $10,000,000. Future levels of realized capital gains or losses are difficult to predict as investment managers purchase and sell securities in response to changing market conditions and investment policy guidelines.

          Other revenues were $1,245,000 for the first three months of 2002, an increase of $580,000 from the same period of 2001. Most of this increase is due to Medical Solutions' revenue growth primarily from the practice solutions division. Practice solutions is a value added reseller of the NextGen electronic practice management (EPM) and electronic medical records (EMR) systems. Practice solutions generated $572,000 in new revenues from the sale, installation and support of electronic practice management systems in the first quarter of 2002.

          Losses and loss adjustment expenses increased $6,374,000 for the first three months of 2002 versus 2001. Since the effects of interim claim frequency and severity statistics are not actuarially analyzed, incurred losses are estimated during the interim using historical company data, known trends and management's judgment. The increase in 2002 incurred losses was in line with management's expectations due to Midwest Medical's growth in business and the corresponding exposure as well as recent growth in claims severity. Nothing came to management's attention during this period that would materially alter these loss expectations for the remainder of the year.

          Underwriting, acquisition and insurance expenses increased $423,000 for the first three months of 2002 compared to the same period in 2001. Additional commissions and premium taxes resulting from the greater premium volume drove the increase.

          Other operating expenses increased $454,000 for the first three months of 2002 compared to the same period in 2001. The increase was primarily due to the practice solutions division of Medical Solutions becoming fully operational and staffed towards the latter part of 2001.

          The first three months of 2002 incurred an income tax benefit of $623,000 compared to an income tax expense of $528,000 for the same period in 2001. The effective tax rates were 33% and 36%, respectively. State income tax estimates caused the difference from the estimated annual federal effective tax rate of 34%.

          As a result of the factors discussed above, the Company recorded a net loss of $1,256,000 for the three months ended March 31, 2002 compared to net income of $884,000 for the same period of 2001.

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

          Based on the effective duration of the fixed maturity investment portfolio, an abrupt 100 basis point increase in interest rates along the entire interest rate yield curve would adversely affect the fair value of fixed maturity investments by approximately $6,600,000 at March 31, 2002 compared to $5,800,000 at December 31, 2001.

          No material change occurred in the equity price risk or the foreign currency exchange rate risk since the year ended December 31, 2001.

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




                                      Midwest Medical Insurance Holding Company
                                      -----------------------------------------
                                                   (Registrant)





          Date May 10, 2002                /s/ David P. Bounk
               ---------------------       ------------------------------------
                                           David P. Bounk
                                           President and Chief Executive Officer




          Date May 10, 2002                /s/ Niles Cole
               ---------------------       -------------------------------------
                                           Niles Cole
                                           Vice President and
                                           Principal Financial Officer and
                                           Principal Accounting Officer