Form 10-Q
period 2002-06-30
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 2002-08-12
CIK 894353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2002.
                               or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From              to
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


                              Not applicable
--------------------------------------------
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

The number of shares outstanding of the issuer's classes of common stock as of June 30, 2002:

Class B Common Stock, $1,000 par value - 1 share

Class C Common Stock, no par value -- 10,762 shares

                                      INDEX

                    Midwest Medical Insurance Holding Company


PART  I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets -- June 30, 2002 and December 31, 2001

         Condensed consolidated statements of income - Three months ended June 30, 2002 and 2001; Six months ended June 30, 2002 and 2001

         Condensed consolidated statements of cash flows - six months ended June 30, 2002 and 2001

         Notes to condensed consolidated financial statements -- June 30, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

Part I.  Financial Information
         Item 1.  - Financial Statements

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                     June 30                 December 31
                                                                       2002                      2001
                                                                   ----------                -----------
                                                                   (Unaudited)                 (Note A)
ASSETS
   Fixed maturities at fair value (cost:
       2002 $146,959; 2001 $137,844)                                 $148,810                  $140,436
   Equity securities at fair value (cost:
       2002 $29,517; 2001 $46,432)                                     37,993                    63,700
   Short-term investments                                              21,984                    21,541
   Other investments at fair value (cost:
       2002 $39,860; 2001 $20,000)                                     40,821                    21,616
                                                                   ----------                -----------
                                                                      249,608                   247,293

   Cash                                                                     -                     1,018
   Accrued investment income                                            2,097                     2,219
   Premiums receivable -- Note C                                       24,974                     9,844
   Reinsurance recoverable on paid and unpaid losses                   14,410                    14,528
   Amounts due from reinsurers                                          6,779                     1,657
   Deferred income taxes                                                1,833                         -
   Other assets                                                        12,480                    10,846
                                                                   ----------                -----------
   Total assets                                                      $312,181                  $287,405
                                                                   ==========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Unpaid losses and loss adjustment expenses                        $133,658                  $118,574
   Unearned premiums -- Note C                                         43,624                    15,489
   Policyholder dividends -- Note D                                     2,024                     4,050
   Deferred income taxes                                                    -                     1,664
   Amounts due to reinsurers                                            8,615                     6,775
   Other liabilities -- Note C                                          6,475                    13,966
                                                                   ----------                -----------
                                                                      194,396                   160,518
SHAREHOLDERS' EQUITY
   Class B Common Stock; authorized, issued and
     outstanding 1 share; $1,000 par value                                  1                         1
   Class C Common Stock; authorized 300,000 shares,
     issued and outstanding 10,762 shares in 2002
     and 9,298 shares in 2001; no par value                                 -                         -
   Paid-in capital                                                     12,789                    12,789
   Retained earnings                                                   97,545                    99,923
   Accumulated other comprehensive income:
     Net unrealized appreciation of investments                         7,450                    14,174
                                                                   ----------                -----------
                                                                      117,785                   126,887
                                                                   ----------                -----------
   Total liabilities and shareholders' equity                        $312,181                  $287,405
                                                                   ==========                ===========


See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                             (Dollars in thousands)
                                   (Unaudited)


                                                                       Three months ended                    Six months ended
                                                                            June 30                               June 30
                                                                  ---------------------------           ----------------------------
                                                                    2002               2001               2002               2001
                                                                  --------           --------           --------           ---------
Revenues:
  Net premiums earned                                             $ 15,774           $  9,150           $ 32,520           $ 20,734
  Net investment income                                              3,077              3,250              5,995              6,249
  Net realized capital gains                                           238              3,828                782              6,126
  Other                                                              1,097                872              2,341              1,536
                                                                  --------           --------           --------           --------
                                                                    20,186             17,100             41,638             34,645
Losses and expenses:
  Losses and loss adjustment expenses                               17,925             11,581             36,008             23,290
  Underwriting, acquisition and
    insurance expenses                                               1,947              1,693              5,079              4,402
  Other operating expenses                                           2,053              1,684              4,169              3,345
                                                                  --------           --------           --------           --------
                                                                    21,925             14,958             45,256             31,037
                                                                  --------           --------           --------           --------
(Loss) income from continuing
  operations before income taxes                                    (1,739)             2,142             (3,618)             3,608
Income tax (benefit) expense --
  Note B                                                              (617)               784             (1,240)             1,312
                                                                  --------           --------           --------           --------
(Loss) income from continuing
  operations after income taxes                                     (1,122)             1,358             (2,378)             2,296

Discontinued operations -- Note E:
  Loss from discontinued operations,
    net of income tax benefit                                           --                (65)                --               (119)
                                                                  --------           --------           --------           --------
Net (loss) income                                                 $ (1,122)          $  1,293           $ (2,378)          $  2,177
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

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Six months ended
                                                                                       June 30
                                                                            ----------------------------
                                                                              2002                2001
                                                                            -------             -------
OPERATING ACTIVITIES
   Net income                                                               $(2,378)            $ 2,177
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Increase in premiums receivable                                       (15,130)            (14,497)
      Decrease in reinsurance recoverable on paid and
        unpaid losses                                                           118               7,180
      Increase in amounts due from reinsurers                                (5,122)             (2,991)
      Increase (decrease) in unpaid losses and loss
        adjustment expenses                                                  15,084              (8,225)
      Increase in unearned premiums                                          28,135              22,437
      Decrease in policyholder dividends                                     (2,026)             (4,045)
      Decrease in other liabilities                                          (7,491)             (5,030)
      Net realized capital gains                                               (782)             (6,126)
      Other changes, net                                                        412               1,151
                                                                            -------             -------
                                                                             10,820              (7,969)

INVESTING ACTIVITIES
   Purchases of fixed maturity investments and
      equity securities                                                    (119,728)            (80,636)
   Sales of fixed maturity investments and equity
      securities                                                            108,333              84,924
   Maturities and calls of fixed maturity investments                             -               3,360
   Net (purchase) sale of short-term investments                               (443)                560
                                                                            -------             -------
                                                                            (11,838)              8,208
                                                                            -------             -------

(Decrease) increase in cash                                                  (1,018)                239
Cash at beginning of year                                                     1,018                 976
                                                                            -------             -------
CASH AT JUNE 30                                                             $     -             $ 1,215
                                                                            =======             =======



See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2002


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

         Other investments are less than 20% equity interests in a non-traded real estate investment trust and an international equity limited partnership. The real estate investment trust is recorded at appraised value and the international equity limited partnership is recorded at its net asset value.

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

         NOTE B - INCOME TAXES

         The Company calculates its federal income tax provision for interim periods by estimating its annual federal effective tax rate and applying this rate to the income of the interim period. The estimated annual federal effective tax rate used for the three and six-month periods ended June 30, 2002 and 2001 was 34%. An estimate for state income taxes is also made for each entity.

         NOTE C - UNEARNED PREMIUMS, PREMIUMS RECEIVABLE and OTHER LIABILITIES

         The majority of Midwest Medical's insurance policies expire at December 31 and renew on January 1 of each year. As a result, the majority of the unearned premium amount at June 30, 2002 represents six months of unearned premium for every active policy renewed or newly written on January 1, 2002 with an expiration date of December 31, 2002. At December 31, 2001, most active 2001 policies expired and therefore had no unearned premium.

         Of the total unearned premium balance of $15,489,000 at December 31, 2001, $5,800,000 is reserved to recognize Midwest Medical's obligation to provide reporting endorsement coverage without additional premium upon the death, disability or retirement of policyholders. This amount represents an actuarial estimate of the present value of future benefits to be provided less the present value of future revenues to be received. The unearned premium balance at June 30, 2002 includes a $6,300,000 estimate for this obligation.

         The increase of $15,130,000 in premiums receivable from December 31, 2001 to June 30, 2002 is primarily due to the renewal of most active policies on January 1. The full year's premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly and each year's premium is nearly all collected during the year. The receivable balance remaining at the end of the year primarily relates to the small number of policies underwritten by Midwest Medical that have other than December 31 expiration dates.

         Of the total other liabilities balance of $13,966,000 at December 31, 2001, $6,878,000 is for premium payments received from policyholders in advance of their January 1, 2002 policy renewal. No advance premium payments were recorded at June 30, 2002.

         NOTE D - POLICYHOLDER DIVIDENDS

         Midwest Medical's policyholder dividend program has been in place since 1999 replacing the previous retrospective premium credit program for physicians. Participating policies represented approximately 96% of total premiums in force and premium income at June 30, 2002 and December 31, 2001, respectively.

         The first two quarterly installments of the $4,050,000 policyholder dividend declared in the third quarter of 2001 by Midwest Medical's Board of Directors were paid in February and May, respectively. The remaining two quarterly installments will be paid to physician and clinic policyholders in August and November. The dividend is awarded proportionately based on annual premiums for physician and clinic policyholders that were insured by Midwest Medical in 1997 and remain insured throughout 2002.

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

         NOTE F - COMPREHENSIVE INCOME

         The components of Midwest Holding's comprehensive income are net income and changes in net unrealized appreciation of investments. Total comprehensive income was $(5,290,000) and $(9,102,000)for the three and six-months ended June 30, 2002 and $(342,000) and $(5,964,000)for the three and six-months ended June 30, 2001.

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

         The following financial information summarizes the results of operations and total assets reported by the Company's five business segments for the three and six-month periods ended June 30, 2002 and 2001 (in thousands).

                                                                   Three months ended June 30, 2002
                                  -------------------------------------------------------------------------------------------------
                                   Midwest      Midwest                   Medical      Office
                                   Holding      Medical      Benefits    Solutions    Solutions      Eliminations(1)   Consolidated
                                  -------------------------------------------------------------------------------------------------
Revenues:
   External customers             $      --    $  15,775    $     687    $     390    $       5        $      --        $  16,857
   Intersegment                       3,976           --           --           60           --           (4,036)              --
   Net investment income                  3        3,073           --           --            1               --            3,077
   Other(2)                              17          235           --           --           --               --              252
                                  -------------------------------------------------------------------------------------------------
                                      3,996       19,083          687          450            6           (4,036)          20,186

Total expenses                        4,277       19,872          663        1,072           77           (4,036)          21,925
                                  -------------------------------------------------------------------------------------------------

(Loss) income from continuing
   operations before tax               (281)        (789)          24         (622)         (71)              --           (1,739)
Income tax (benefit)
   expense                             (119)        (271)           9         (212)         (24)              --             (617)
                                  -------------------------------------------------------------------------------------------------
(Loss) income from
   continuing operations
   after tax                      $    (162)   $    (518)   $      15    $    (410)   $     (47)       $      --        $  (1,122)
                                  =================================================================================================

Total assets                      $ 122,886    $ 304,246    $   3,021    $   2,098    $     119        $(120,189)       $ 312,181
                                  =================================================================================================


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

                                                                   Three months ended June 30, 2001
                                     --------------------------------------------------------------------------------------------
                                      Midwest      Midwest                  Medical      Office
                                      Holding      Medical     Benefits    Solutions    Solutions   Eliminations(1)  Consolidated
                                     --------------------------------------------------------------------------------------------
Revenues:
   External customers                $      --    $   9,154   $     644    $     224    $      --      $      --      $  10,022
   Intersegment                          3,877           --          --           20           --         (3,897)            --
   Net investment income                     2        3,242           1            5           --             --          3,250
   Other(2)                                 --        3,828          --           --           --             --          3,828
                                     --------------------------------------------------------------------------------------------
                                         3,879       16,224         645          249           --         (3,897)        17,100

Total expenses                           4,175       13,274         576          830           --         (3,897)        14,958
                                     --------------------------------------------------------------------------------------------

(Loss) income from
   continuing operations
   before tax                             (296)       2,950          69         (581)          --             --          2,142
Income tax (benefit)
   expense                                 (85)       1,042          24         (197)          --             --            784
                                     --------------------------------------------------------------------------------------------
(Loss) income from
   continuing operations
   after tax                         $    (211)   $   1,908   $      45    $    (384)   $      --      $      --      $   1,358
                                     ============================================================================================

Total assets                         $ 139,151    $ 291,740   $   3,139    $   2,662    $      --      $(138,154)     $ 298,538
                                     ============================================================================================


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

                                                                       Six months ended June 30, 2002
                                   -------------------------------------------------------------------------------------------------
                                    Midwest      Midwest                   Medical      Office
                                    Holding      Medical      Benefits    Solutions    Solutions      Eliminations(1)   Consolidated
                                   -------------------------------------------------------------------------------------------------
Revenues:
   External customers              $      --    $  32,520    $   1,222    $   1,116    $       5        $      --        $  34,863
   Intersegment                        7,964           --           --          131           --           (8,095)              --
   Net investment income                   5        5,987            1            1            1               --            5,995
   Other(2)                               25          755           --           --           --               --              780
                                   -------------------------------------------------------------------------------------------------
                                       7,994       39,262        1,223        1,248            6           (8,095)          41,638

Total expenses                         8,558       41,087        1,336        2,237          133           (8,095)          45,256
                                   -------------------------------------------------------------------------------------------------

Loss from continuing
   operations before tax                (564)      (1,825)        (113)        (989)        (127)              --           (3,618)
Income tax benefit                      (210)        (613)         (37)        (337)         (43)              --           (1,240)
                                   -------------------------------------------------------------------------------------------------
Loss from continuing
   operations after tax            $    (354)   $  (1,212)   $     (76)   $    (652)   $     (84)       $      --        $  (2,378)
                                  ==================================================================================================
Total assets                       $ 122,886    $ 304,246    $   3,021    $   2,098    $     119        $(120,189)       $ 312,181
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

                                                               Six months ended June 30, 2001
                                   ----------------------------------------------------------------------------------------------
                                    Midwest      Midwest                   Medical      Office
                                    Holding      Medical      Benefits    Solutions    Solutions    Eliminations(1)  Consolidated
                                   ----------------------------------------------------------------------------------------------
Revenues:
   External customers              $      --    $  20,727    $   1,149    $     394    $      --       $      --       $  22,270
   Intersegment                        7,669           --           --           41           --          (7,710)             --
   Net investment income                  17        6,216            4           12           --              --           6,249
   Other(2)                               28        6,098           --           --           --              --           6,126
                                   ----------------------------------------------------------------------------------------------
                                       7,714       33,041        1,153          447           --          (7,710)         34,645

Total expenses                         8,266       27,693        1,202        1,586           --          (7,710)         31,037
                                   ----------------------------------------------------------------------------------------------

(Loss) income from
   continuing operations
   before tax                           (552)       5,348          (49)      (1,139)          --              --           3,608
Income tax (benefit)
   expense                              (167)       1,881          (15)        (387)          --              --           1,312
                                   ----------------------------------------------------------------------------------------------
(Loss) income from
   continuing operations
   after tax                       $    (385)   $   3,467    $     (34)   $    (752)   $      --       $      --       $   2,296
                                   ==============================================================================================

Total assets                       $ 139,151    $ 291,740    $   3,139    $   2,662    $      --       $(138,154)      $ 298,538
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

         Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

         General

         The following analysis of the financial condition and results of operations of Midwest Holding and its wholly-owned subsidiaries, Midwest Medical Insurance Company, MMIC Benefits, Inc., Midwest Medical Solutions, Inc., and MMIC Business Office Solutions, Inc. should be read in conjunction with the condensed consolidated financial statements and notes included in this report. Midwest Holding and its subsidiaries are collectively referred to as the Company unless the reference pertains to a specific entity.

         Capital Resources and Liquidity

         The majority of the Company's assets, 80% at June 30, 2002 and 86% at December 31, 2001, are invested in investment-grade bonds, equities, a real estate investment trust fund, an international equity limited partnership, and short-term investments. Other investments consist of equity interests in a non-traded real estate investment trust (REIT) and an international equity limited partnership. These investments are classified as available for sale and are therefore recorded at fair value. The fair value for the REIT is determined by the most recent independent appraisal and the fair value for the international equity limited partnership is determined by the period ending net asset value as reported by the limited partnership's custodian. In the second quarter of 2002, the Company completed a like-kind exchange that transferred its managed international equities account to the investment manager's international equity limited partnership. The transfer retains the Company's diversification in international equities while simplifying the administration and reducing the related investment expense.

         Operations generated $10,820,000 of positive cash flow during the first six months of 2002 compared to $(7,969,000) of negative cash flow for the same period of 2001. Growth in new business volume of approximately $12,600,000 and premium rate increases of approximately 18% on average per renewed account caused greater cash receipts in the first six months of 2002. Lower policyholder dividend payments also contributed to the positive cash flow. Increased reinsurance costs due to volume growth and reinsurance rate increases partially offset the above positive cash flows. Reinsurance, policyholder dividend, claim, and federal tax payments drove the negative operating cash flow in the first six months of 2001.

         The Company believes that its cash, internally generated funds and investments will be sufficient to meet normal operating requirements. The principal operating requirement is the payment of insurance claims. Loss and operating expense payments have been met from policyholder premium receipts during the first six months of 2002. Policyholder premium receipts are anticipated to cover loss and operating expense payments for the remainder of 2002 due to growth in new business volume and premium rate increases.

         Shareholders' equity decreased $(9,102,000) during the first six months of 2002. The decrease consisted of a net loss from operations of $(2,378,000) and net unrealized losses in the fair value of investments, net of deferred taxes, of $(6,724,000).

         Results of Operations

         Net premiums earned increased $11,786,000 for the first six months of 2002 compared to the same period of 2001. New business generated approximately $5,434,000 of additional earned premium. Base rate increases and fewer premium discounts resulted in an average written premium increase of approximately 18% on policies that renewed in the first six months of 2002. This was partially offset by greater reinsurance costs. The greater premium volume coupled with an increase in 2002 reinsurance rates caused current year reinsurance costs to increase from $4,120,000 in 2001 to $6,629,000 in 2002. Although the exit of major competitors from the medical malpractice marketplace has created many opportunities to write new business, Midwest Medical remains selective in assuming new risks. The following provides further detail on premiums written and earned for the six months ended June 30, 2002 and 2001:


                                       Six months ended June 30
                           --------------------------------------------------
                                    2002                        2001
                           ----------------------      ----------------------
                           Written        Earned       Written        Earned
                           ----------------------      ----------------------
                               (In Thousands)              (In Thousands)
         Current Year:
           Direct          $ 67,584      $ 39,405      $ 49,747      $ 27,310
           Assumed               15            60            21            21
           Ceded            (11,751)       (6,629)       (7,112)       (4,120)
                           ----------------------      ----------------------
                             55,848        32,836        42,656        23,211
         Prior Years:
           Ceded               (316)         (316)       (2,477)       (2,477)
                           ----------------------      ----------------------
         Net               $ 55,532      $ 32,520      $ 40,179      $ 20,734
                           ======================      ======================


         Net capital gains of $782,000 were realized during the first six months of 2002, a decrease of $(5,344,000) over the same period in 2001. The realized capital gains in the first six months of 2002 resulted primarily from bond sales initiated by the investment manager who manages the portfolio on a pre-tax total return basis. In the first six months of 2001, equities selected by the outside, domestic equity manager were sold to fund the additional REIT purchase of $10,000,000 and policyholder dividend payments. Future levels of realized capital gains or losses are difficult to predict as investment managers purchase and sell securities in response to changing market conditions and investment policy guidelines.

         Other revenues were $2,341,000 for the first six months of 2002, an increase of $805,000 from the same period of 2001. Most of this increase is due to Medical Solutions' revenue growth primarily from the practice solutions division. Practice solutions is a value added reseller of the NextGen electronic practice management (EPM) and electronic medical records (EMR) systems. Practice solutions generated $783,000 in new revenues from the sale, installation and support of NextGen systems in the first six months of 2002.

         Losses and loss adjustment expenses increased $12,718,000 for the first six months of 2002 versus 2001. Since the effects of interim claim frequency and severity statistics are not actuarially analyzed, incurred losses are estimated during the interim using historical company data, known trends and management's judgment. The increase in 2002 incurred losses was in line with management's expectations due to Midwest Medical's growth in business and the corresponding exposure as well as a recent upward trend in claims severity. Nothing came to management's attention during this period that would materially alter loss expectations for the remainder of the year.

         Underwriting, acquisition and insurance expenses increased $677,000 for the first six months of 2002 compared to the same period in 2001. Additional commissions and premium taxes resulting from the greater premium volume drove the increase.

         Other operating expenses increased $824,000 for the first six months of 2002 compared to the same period in 2001. The increase was primarily due to the practice solutions division of Medical Solutions becoming fully operational towards the end of 2001 and the launch of Office Solutions in the first quarter of 2002.

         The first six months of 2002 incurred an income tax benefit of $1,240,000 compared to an income tax expense of $1,312,000 for the same period in 2001. The effective tax rates were 34% and 36%, respectively. State income tax estimates caused the difference from the estimated annual federal effective tax rate of 34% in 2001.

         As a result of the factors discussed above, the Company recorded a net loss of $2,378,000 for the six months ended June 30, 2002 compared to net income of $2,177,000 for the same period of 2001.

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

         Item 3. - Quantitative and Qualitative Disclosures About Market Risk

         Market risk is the risk of loss that may occur when fluctuations in interest and foreign currency exchange rates and equity and commodity prices change the value of a financial instrument. Both derivative and nonderivative financial instruments have market risk. The Company is primarily exposed to interest rate risk on its investment in fixed maturities, equity price risk on its investments in equity securities and the international equity limited partnership, and foreign currency exchange rate risk on its investment in the international equity limited partnership.

         Based primarily on past annual performance relative to the Standard & Poors 500 Market Index (S&P 500), an abrupt ten percent decrease in the S&P 500 would adversely affect the fair value of equity securities and the international equity limited partnership by approximately $7,000,000 at June 30, 2002 compared to $7,800,000 at December 31,
         2001.

         No material change occurred in the interest rate risk or the foreign currency exchange rate risk since the year ended December 31, 2001.

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


         Part II. Other Information

         Item 6. -- Exhibits and Reports on Form 8-K


                    (a)    Exhibits

                           99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    (b)   Reports on Form 8-K

                          None

         Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      Midwest Medical Insurance Holding Company
                                     -------------------------------------------
                                                     (Registrant)





         Date August 12, 2002              /s/ David P. Bounk
              ---------------              -------------------------------------
                                           David P. Bounk
                                           President and Chief Executive Officer




         Date August 12, 2002              /s/ Niles Cole
              ---------------              -------------------------------------
                                           Niles Cole
                                           Vice President and
                                           Principal Financial Officer and
                                           Principal Accounting Officer