Form 10-Q
period 2002-09-30
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 2002-11-13
CIK 894353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2002.
                               or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ________________to____________

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

                                  952-838-6700
     -------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
     -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

The number of shares outstanding of the issuer's classes of common stock as of September 30, 2002:

Class B Common Stock, $1,000 par value - 1 share

Class C Common Stock, no par value - 10,633 shares

                                      INDEX

                    Midwest Medical Insurance Holding Company


PART  I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - September 30, 2002 and December 31, 2001

         Condensed consolidated statements of income - three months ended September 30, 2002 and 2001; nine months ended September 30, 2002 and 2001

         Condensed consolidated statements of cash flows - nine months ended September 30, 2002 and 2001

         Notes to condensed consolidated financial statements -
         September 30, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

CERTIFICATIONS

Part I.  Financial Information
         Item 1.  - Financial Statements

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)




                                                         September 30           December 31
                                                             2002                   2001
                                                       -----------------       ---------------
                                                          (Unaudited)              (Note A)
ASSETS
   Fixed maturities at fair value (cost:
       2002 $139,229; 2001 $137,844)                        $141,207               $140,436
   Equity securities at fair value (cost:
       2002 $26,891; 2001 $46,432)                            30,386                 63,700
   Short-term investments                                     39,699                 21,541
   Other investments at fair value (cost:
       2002 $40,192; 2001 $20,000)                            37,137                 21,616
                                                            --------               --------
                                                             248,429                247,293

   Cash                                                        2,824                  1,018
   Accrued investment income                                   1,583                  2,219
   Premiums receivable - Note C                               19,655                  9,844
   Reinsurance recoverable on paid and unpaid losses          15,686                 14,528
   Amounts due from reinsurers                                 7,568                  1,657
   Deferred income taxes                                       4,849                      -
   Other assets                                               10,139                 10,846
                                                            --------               --------
   Total assets                                             $310,733               $287,405
                                                            ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Unpaid losses and loss adjustment expenses               $142,410               $118,574
   Unearned premiums - Note C                                 39,392                 15,489
   Policyholder dividends - Note D                             1,011                  4,050
   Deferred income taxes                                           -                  1,664
   Amounts due to reinsurers                                   8,137                  6,775
   Other liabilities - Note C                                  7,143                 13,966
                                                            --------               --------
                                                             198,093                160,518

SHAREHOLDERS' EQUITY
   Class B Common Stock; authorized, issued and
     outstanding 1 share; $1,000 par value                         1                      1
   Class C Common Stock; authorized 300,000 shares,
     issued and outstanding 10,633 shares in 2002
     and 9,298 shares in 2001; no par value                        -                      -
   Paid-in capital                                            12,789                 12,789
   Retained earnings                                          98,254                 99,923
   Accumulated other comprehensive income:
     Net unrealized appreciation of investments                1,596                 14,174
                                                            --------               --------
                                                             112,640                126,887
                                                            --------               --------

   Total liabilities and shareholders' equity               $310,733               $287,405
                                                            ========               ========



See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                             (Dollars in thousands)
                                   (Unaudited)



                                                    Three months ended                Nine months ended
                                                       September 30                      September 30
                                                 -------------------------         -------------------------
                                                   2002             2001             2002             2001
                                                 --------         --------         --------         --------
Revenues:
  Net premiums earned                            $ 18,944         $ 13,688         $ 51,464         $ 34,422
  Net investment income                             3,200            3,188            9,194            9,437
  Net realized capital (losses) gains                (223)             119              559            6,244
  Other                                               967              635            3,309            2,172
                                                 --------         --------         --------         --------
                                                   22,888           17,630           64,526           52,275

Losses and expenses:
  Losses and loss adjustment expenses              17,967           16,587           53,975           39,877
  Policyholder dividends - Note D                       -            4,050                -            4,050
  Underwriting, acquisition and
    insurance expenses                              2,619            2,032            7,699            6,435
  Other operating expenses                          1,899            1,629            6,067            4,973
                                                 --------         --------         --------         --------
                                                   22,485           24,298           67,741           55,335

                                                 --------         --------         --------         --------
Income (loss) from continuing operations
  before income taxes                                 403           (6,668)          (3,215)          (3,060)

Income tax benefit - Note B                          (306)          (2,310)          (1,546)            (998)
                                                 --------         --------         --------         --------
Income (loss) from continuing operations after
  income taxes                                        709           (4,358)          (1,669)          (2,062)

Discontinued operations - Note E:
  Loss from discontinued operations,
    net of income tax benefit                           -              (16)               -             (135)
  Loss on disposal, net of income tax benefit           -             (246)               -             (246)
                                                 --------         --------         --------         --------
                                                        -             (262)               -             (381)
                                                 --------         --------         --------         --------

Net income (loss)                                $    709         $ (4,620)        $ (1,669)        $ (2,443)
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

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                   Nine months ended
                                                                      September 30
                                                              ----------------------------
                                                                2002                2001
                                                              ---------          ---------
OPERATING ACTIVITIES
   Net income                                                 $  (1,669)         $  (2,443)
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Increase in premiums receivable                            (9,811)           (10,868)
      Increase in amounts due from reinsurers                    (5,911)            (2,368)
      Increase (decrease) in unpaid losses and loss
        adjustment expenses                                      23,836             (2,847)
      Increase in unearned premiums                              23,903             16,949
      Decrease in policyholder dividends                         (3,039)            (2,024)
      Increase in amounts due to reinsurers                       1,362              1,729
      Decrease in other liabilities                              (6,823)            (1,951)
      Net realized capital gains                                   (559)            (6,244)
      Other changes, net                                            133              1,208
                                                              ---------          ---------
                                                                 21,422             (8,859)

INVESTING ACTIVITIES
   Purchases of fixed maturity investments and
      equity securities                                        (154,375)          (104,225)
   Sales of fixed maturity investments and equity
      securities                                                151,217            113,438
   Maturities and calls of fixed maturity investments             1,700              3,360
   Net purchase of short-term investments                       (18,158)            (4,690)
                                                              ---------          ---------
                                                                (19,616)             7,883
                                                              ---------          ---------

Increase (decrease) in cash                                       1,806               (976)
Cash at beginning of year                                         1,018                976
                                                              ---------          ---------
CASH AT SEPTEMBER 30                                          $   2,824          $       -
                                                              =========          =========




See notes to condensed consolidated financial statements.

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2002


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

The investments in debt and equity securities are classified by management as available for sale, consequently these investments are carried at fair value, with unrealized holding gains and losses reflected as a component of other comprehensive income, net of applicable deferred taxes. Fair values are based on quoted market prices, where available. For fixed maturity investments not actively traded, fair values are estimated using values obtained from independent pricing services.

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

When evidence indicates a decline, judged to be other than temporary, in the underlying value or earning power of individual investments, such investments are written down to fair value by a charge to income.

Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses represents management's best estimate of the ultimate cost of all such amounts that are unpaid at the balance sheet dates. The liability is based on both case-by-case estimates and statistical analysis and projections using the historical loss experience of Midwest Medical and gives effect to estimates of trends in claim severity and frequency. These estimates are continually reviewed and, as adjustments become necessary, such adjustments are included in current operations. Midwest Medical believes that the estimate of the liability for losses and loss adjustment expenses is reasonable.

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

NOTE B - INCOME TAXES

The Company calculates its federal income tax provision for interim periods by estimating its annual federal effective tax rate and applying this rate to the income of the interim period. The estimated annual federal effective tax rate used for the three and nine-month periods ended September 30, 2002 and 2001 was 34%. An estimate for state income taxes is also made for each entity.

In the third quarter, Midwest Medical received a $443,000 tax refund from amending the 1997 tax return to address issues carried over from the 1992-1996 Internal Revenue Service examination. Interest of $115,000 was also received. The tax refund was recorded as an income tax benefit and the interest was recorded as other income.

NOTE C - UNEARNED PREMIUMS, PREMIUMS RECEIVABLE and OTHER LIABILITIES

The majority of Midwest Medical's insurance policies expire at December 31 and renew on January 1 of each year. As a result, the majority of the unearned premium amount at September 30, 2002 represents three months of unearned premium for every active policy renewed or newly written on January 1, 2002 with an expiration date of December 31, 2002. At December 31, 2001, most active 2001 policies expired and therefore had no unearned premium.

The total unearned premium balance of $15,489,000 at December 31, 2001 includes $5,800,000 that is reserved to recognize Midwest Medical's obligation to provide reporting endorsement coverage without additional premium upon the death, disability or retirement of policyholders. This amount represents an actuarial estimate of the present value of future benefits to be provided less the present value of future revenues to be received. The unearned premium balance at September 30, 2002 includes a $6,550,000 estimate for this obligation.

The increase of $9,811,000 in premiums receivable from December 31, 2001 to September 30, 2002 is primarily due to the renewal of most active policies on January 1. The full year's premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly and each year's premium is nearly all collected during the year. The receivable balance remaining at the end of the year primarily relates to the small number of policies underwritten by Midwest Medical that have other than December 31 expiration dates.

The total other liabilities balance of $13,966,000 at December 31, 2001 includes $6,878,000 for premium payments received from policyholders in advance of their January 1, 2002 policy renewal. No advance premium payments were recorded at September 30, 2002.

NOTE D - POLICYHOLDER DIVIDENDS

Midwest Medical's policyholder dividend program has been in place since 1999 replacing the previous retrospective premium credit program for physicians. Participating policies represented approximately 94% and 96% of total premiums in force and premium income at September 30, 2002 and December 31, 2001, respectively.

The first three quarterly installments of the $4,050,000 policyholder dividend declared in the third quarter of 2001 by Midwest Medical's Board of Directors were paid in February, May and August, respectively. The remaining quarterly installment will be paid to physician and clinic policyholders in November. The dividend is awarded proportionately based on annual premiums for physician and clinic policyholders that were insured by Midwest Medical in 1997 and remain insured throughout 2002.

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

NOTE F - COMPREHENSIVE INCOME

The components of Midwest Holding's comprehensive income are net income and changes in net unrealized appreciation of investments. Total comprehensive income was $(5,146,000) and $(14,247,000) for the three and nine-months ended September 30, 2002 and $(9,752,000) and $(15,716,000) for the three and nine-months ended September 30, 2001.

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

The following financial information summarizes the results of operations and total assets reported by the Company's five business segments for the three and nine-month periods ended September 30, 2002 and 2001 (in thousands).


                                                              Three months ended September 30, 2002
                                ---------------------------------------------------------------------------------------------------
                                   Midwest      Midwest                     Medical      Office
                                   Holding      Medical       Benefits     Solutions    Solutions    Eliminations(1)   Consolidated
                                ---------------------------------------------------------------------------------------------------
Revenues:
   External customers           $       -      $  18,944      $    549      $   290      $    14      $       -         $  19,797
   Intersegment                     4,077              -             -           52            -         (4,129)                -
   Net investment income                1          3,197             1            1            -              -             3,200
   Other(2)                             1           (110)            -            -            -              -              (109)
                                ---------------------------------------------------------------------------------------------------
                                    4,079         22,031           550          343           14         (4,129)           22,888

Total expenses                      4,367         20,586           651          929           81         (4,129)           22,485
                                ---------------------------------------------------------------------------------------------------

(Loss) income from continuing
   operations before tax             (288)         1,445          (101)        (586)         (67)             -               403
Income tax (benefit) expense          (98)            49           (35)        (199)         (23)             -              (306)
                                ---------------------------------------------------------------------------------------------------
(Loss) income from continuing
   operations after tax         $    (190)     $   1,396      $    (66)     $  (387)     $   (44)     $       -         $     709
                                ===================================================================================================

Total assets                    $ 118,172      $ 300,309      $  2,943      $ 2,360      $   174      $(113,225)        $ 310,733
                                ===================================================================================================



(1) Intersegment eliminations for revenues and expenses are primarily for management and administrative services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables and payables for management fees and reclassifications between assets and liabilities primarily for taxes.

(2) Other revenues consist primarily of net realized capital losses on investment sales.


                                                               Three months ended September 30, 2001
                                ---------------------------------------------------------------------------------------------------
                                   Midwest      Midwest                     Medical      Office
                                   Holding      Medical       Benefits     Solutions    Solutions    Eliminations(1)   Consolidated
                                ---------------------------------------------------------------------------------------------------
Revenues:
   External customers              $      -    $  13,695      $    476     $    115        $  -        $       -        $  14,286
   Intersegment                       3,727            -             -           43           -           (3,770)               -
   Net investment income                  6        3,175             2            5           -                -            3,188
   Other(2)                              46          110             -            -           -                -              156
                                ---------------------------------------------------------------------------------------------------
                                      3,779       16,980           478          163           -           (3,770)          17,630

Total expenses                        4,016       22,669           615          768           -           (3,770)          24,298
                                ---------------------------------------------------------------------------------------------------

Loss from continuing operations
   before tax                          (237)      (5,689)         (137)        (605)          -                -           (6,668)
Income tax benefit                      (80)      (1,978)          (47)        (205)          -                -           (2,310)
                                ---------------------------------------------------------------------------------------------------
Loss from continuing operations
   after tax                      $    (157)   $  (3,711)     $    (90)    $   (400)       $  -             $  -        $  (4,358)
                                ===================================================================================================

Total assets                      $ 129,688    $ 283,724      $  3,094     $  1,797        $  -        $(127,057)       $ 291,246
                                ===================================================================================================


(1) Intersegment eliminations for revenues and expenses are primarily for management and administrative services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables and payables for management fees and reclassifications between assets and liabilities primarily for taxes.

(2) Other revenues consist primarily of net realized capital gains on investment sales.

                                                               Nine months ended September 30, 2002
                                ---------------------------------------------------------------------------------------------------
                                   Midwest      Midwest                     Medical      Office
                                   Holding      Medical       Benefits     Solutions    Solutions    Eliminations(1)   Consolidated
                                ---------------------------------------------------------------------------------------------------
Revenues:
   External customers             $       -    $  51,464     $   1,771     $   1,406     $   19        $       -        $  54,660
   Intersegment                      12,041            -             -           183          -          (12,224)               -
   Net investment income                  6        9,183             2             2          1                -            9,194
   Other(2)                              26          646             -             -          -                -              672
                                ---------------------------------------------------------------------------------------------------
                                     12,073       61,293         1,773         1,591         20          (12,224)          64,526

Total expenses                       12,925       61,673         1,987         3,166        214          (12,224)          67,741
                                ---------------------------------------------------------------------------------------------------

Loss from continuing operations
   before tax                          (852)        (380)         (214)       (1,575)      (194)               -           (3,215)
Income tax benefit                     (308)        (564)          (72)         (536)       (66)               -           (1,546)
                                ---------------------------------------------------------------------------------------------------
(Loss) income from continuing
   operations after tax
                                  $    (544)   $     184     $    (142)    $  (1,039)    $ (128)       $       -        $  (1,669)
                                ===================================================================================================

Total assets                      $ 118,172    $ 300,309     $   2,943     $   2,360     $  174        $(113,225)       $ 310,733
                                ===================================================================================================



(1) Intersegment eliminations for revenues and expenses are primarily for management and administrative services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables and payables for management fees and reclassifications between assets and liabilities primarily for taxes.

(2) Other revenues consist primarily of net realized capital gains on investment sales.

                                                              Nine months ended September 30, 2001
                                ---------------------------------------------------------------------------------------------------
                                   Midwest      Midwest                     Medical      Office
                                   Holding      Medical       Benefits     Solutions    Solutions    Eliminations(1)   Consolidated
                                ---------------------------------------------------------------------------------------------------
Revenues:
   External customers             $       -    $  34,422     $   1,625     $     509       $  -         $       -       $  36,556
   Intersegment                      11,396            -             -            84          -           (11,480)              -
   Net investment income                 23        9,391             6            17          -                 -           9,437
   Other(2)                              74        6,208             -             -          -                 -           6,282
                                ---------------------------------------------------------------------------------------------------
                                     11,493       50,021         1,631           610          -           (11,480)         52,275

Total expenses                       12,282       50,362         1,817         2,354          -           (11,480)         55,335
                                ---------------------------------------------------------------------------------------------------

Loss from continuing operations
   before tax                          (789)        (341)         (186)       (1,744)         -                 -          (3,060)
Income tax benefit                     (247)         (97)          (62)         (592)         -                 -            (998)
                                ---------------------------------------------------------------------------------------------------
Loss from continuing operations
   after tax                      $    (542)   $    (244)    $    (124)    $  (1,152)      $  -         $       -       $  (2,062)
                                ===================================================================================================

Total assets                      $ 129,688    $ 283,724     $   3,094     $   1,797       $  -         $(127,057)      $ 291,246
                                ===================================================================================================


(1) Intersegment eliminations for revenues and expenses are primarily for management and administrative services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables and payables for management fees and reclassifications between assets and liabilities primarily for taxes.

(2) Other revenues consist primarily of net realized capital gains on investment sales.

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

Capital Resources and Liquidity

The majority of the Company's assets, 80% at September 30, 2002 and 86% at December 31, 2001, are invested in bonds, equities, a real estate investment trust fund, an international equity limited partnership, and short-term investments. Other investments consist of equity interests in a non-traded real estate investment trust (REIT) and an international equity limited partnership. These investments are classified as available for sale and are therefore recorded at fair value. The fair value for the REIT is determined by the most recent independent appraisal. The fair value for the international equity limited partnership is determined by the period ending net asset value as reported by the limited partnership's custodian. In the second quarter of 2002, the Company completed a like-kind exchange that transferred its managed international equities account to the investment manager's international equity limited partnership. The transfer retains the Company's diversification in international equities while simplifying the administration and reducing the related investment expense.

Operations generated $21,422,000 of positive cash flow during the first nine months of 2002 compared to $(8,859,000) of negative cash flow for the same period of 2001. Growth in new business volume of approximately $17,857,000 and premium rate increases of approximately 18% on average per renewed account caused greater cash receipts in the first nine months of 2002. Lower policyholder dividend payments also contributed to the positive cash flow. Increased reinsurance costs due to volume growth and reinsurance rate increases partially offset the above positive cash flows. Claim, reinsurance, policyholder dividend, and federal tax payments drove the negative operating cash flow in the first nine months of 2001.

The Company believes that its cash, internally generated funds and investments will be sufficient to meet normal operating requirements. The principal operating requirement is the payment of insurance claims. Loss and operating expense payments have been met from policyholder premium receipts during the first nine months of 2002.

Shareholders' equity decreased $(14,247,000) during the first nine months of 2002. The decrease consisted of a net loss from operations of $(1,669,000) and net unrealized losses in the fair value of investments, net of deferred taxes, of $(12,578,000). $(9,076,000) of net unrealized losses resulted from the common stock portfolio and an additional $(2,675,000) of net unrealized loss resulted from the international equity limited partnership.

Results of Operations

Net premiums earned increased $17,042,000 for the first nine months of 2002 compared to the same period of 2001. New business generated approximately $9,807,000 of additional earned premium. Base rate increases and fewer premium discounts resulted in an average written premium increase of approximately 18% on policies that renewed in the first nine months of 2002. This was partially offset by greater reinsurance costs. The greater premium volume coupled with an increase in 2002 reinsurance rates caused current year reinsurance costs to increase from $6,611,000 in 2001 to $11,244,000 in 2002. Although the exit of major competitors from the medical malpractice marketplace has created many opportunities to write new business, Midwest Medical remains selective in assuming new risks. The following provides further detail on premiums written and earned for the nine months ended September 30, 2002 and 2001:


                                             Nine months ended September 30
                        ----------------------------------------------------------------------------
                                       2002                                     2001
                        ------------------------------------    ------------------------------------
                            Written            Earned               Written            Earned
                        ------------------------------------    ------------------------------------
                                  (In Thousands)                           (In Thousands)
  Current Year:
    Direct                 $ 86,589            $ 62,884            $ 60,363           $ 43,498
    Assumed                     338                 141                 115                 31
    Ceded                   (17,155)            (11,244)             (8,979)            (6,611)
                        ------------------------------------    ------------------------------------
                             69,772              51,781              51,499             36,918
  Prior Years:
    Ceded                      (317)               (317)             (2,496)            (2,496)
                        ------------------------------------    ------------------------------------
  Net                      $ 69,455            $ 51,464            $ 49,003           $ 34,422
                        ====================================    ====================================


Net capital gains of $559,000 were realized during the first nine months of 2002, a decrease of $(5,685,000) over the same period in 2001. Capital gains of approximately $1,733,000 were realized on sales of bonds in the first nine months of 2002. This was partially offset by capital losses realized on sales of common stock. These sales were primarily initiated by the investment managers who manage the portfolios to maximize pre-tax total return while adhering to the guidelines provided by the Company's investment policy. In the first nine months of 2001, equities selected by the outside, domestic equity manager were sold to fund the additional REIT purchase of $10,000,000 and policyholder dividend payments. Future levels of realized capital gains or losses are difficult to predict as investment managers purchase and sell securities in response to changing market conditions and investment policy guidelines.

Other revenues were $3,309,000 for the first nine months of 2002, an increase of $1,137,000 from the same period of 2001. Most of this increase is due to Medical Solutions' revenue growth primarily from the practice solutions division. Practice solutions is a value added reseller of the NextGen electronic practice management (EPM) and electronic medical records (EMR) systems. Practice solutions generated $879,000 in new revenues from the sale, installation and support of NextGen systems in the first nine months of 2002.

Losses and loss adjustment expenses increased $14,098,000 for the first nine months of 2002 versus 2001. Since the effects of interim claim frequency and severity statistics are not actuarially analyzed, incurred losses are estimated during the interim using historical company data, known trends and management's judgment. The increase in 2002 incurred losses was in line with management's expectations due to Midwest Medical's growth in business and the corresponding exposure as well as a recent upward trend in claims severity. Nothing came to management's attention during this period that would materially alter loss expectations for the remainder of the year.

No policyholder dividends have been declared by the Board of Directors of Midwest Medical in 2002. The decision was based on the 1998 report year, which did not develop unanticipated profits that could be returned to policyholders in 2003.

Underwriting, acquisition and insurance expenses increased $1,264,000 for the first nine months of 2002 compared to the same period in 2001. Additional commissions and premium taxes resulting from the greater premium volume drove the increase.

Other operating expenses increased $1,094,000 for the first nine months of 2002 compared to the same period in 2001. The increase was primarily due to the practice solutions division of Medical Solutions becoming fully operational towards the end of 2001 and the launch of Office Solutions in the first quarter of 2002.

The first nine months of 2002 incurred an income tax benefit of $1,546,000 compared to an income tax benefit of $998,000 for the same period in 2001. The increase in the income tax benefit is primarily due to Midwest Medical receiving a $443,000 tax refund in the third quarter of 2002. This refund resulted from amending the 1997 tax return to address issues carried over from the 1992-1996 Internal Revenue Service examination.

As a result of the factors discussed above, the Company recorded a net loss of $1,669,000 for the nine months ended September 30, 2002 compared to a net loss of $2,443,000 for the same period of 2001.

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

Based on the effective duration of the fixed maturity investment portfolio, an abrupt 100 basis point increase in interest rates along the entire interest rate yield curve would adversely affect the fair value of fixed maturity investments by approximately $4,800,000 at September 30, 2002 compared to $5,800,000 at December 31, 2001.

Based primarily on past annual performance relative to the Standard & Poors 500 Market Index (S&P 500), an abrupt ten percent decrease in the S&P 500 would adversely affect the fair value of equity securities and the international equity limited partnership by approximately $5,900,000 at September 30, 2002 compared to $7,800,000 at December 31, 2001.

No material change occurred in the foreign currency exchange rate risk since the year ended December 31, 2001.

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

Item 4. - Controls and Procedures

(a) Under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on that evaluation, Company management, including the Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures are adequate and effective to ensure that material information related to the Company, including its consolidated subsidiaries, required to be included in the periodic reports to be filed with the SEC is made known to them in a timely manner.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date that the evaluation referenced in paragraph (a) above was carried out.


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



                     Midwest Medical Insurance Holding Company
                    -------------------------------------------
                                  (Registrant)




Date November 12, 2002   /s/ David P. Bounk
----------------------   --------------------------------

                         David P. Bounk
                         President and Chief Executive Officer




Date November 12, 2002   /s/ Niles Cole
----------------------   ---------------------------------

                         Niles Cole
                         Vice President and
                         Principal Financial Officer and
                         Principal Accounting Officer


CERTIFICATIONS

I, David P. Bounk, certify that:

(1)      I have reviewed this quarterly report on Form 10-Q;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date November 12, 2002   /s/ David P. Bounk
----------------------   -------------------------------------

                         David P. Bounk
                         President and Chief Executive Officer

CERTIFICATIONS

I, Niles Cole, certify that:

(1)      I have reviewed this quarterly report on Form 10-Q;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date November 12, 2002   /s/ Niles Cole
----------------------   -------------------------------------

                         Niles Cole
                         Vice President and
                         Principal Financial Officer and
                         Principal Accounting Officer