Form 10-K
period 2002-12-31
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 2003-03-25
CIK 894353

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 2002

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from	to

Commission file number 0-21230

Midwest Medical Insurance Holding Company

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1625287 (I.R.S. Employer Identification No.)

7650 Edinborough Way, Suite 400 Minneapolis, Minnesota (Address of principal executive offices)	55435-5978 (Zip Code)

Registrant’s telephone number, including area code: (952) 838-6700

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class Class C Common Stock, no par value	Name of Each Exchange on Which Registered N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was $-0-.

The number of shares outstanding of the issuer’s classes of common stock, as of March 21, 2003:

   Class B Common Stock, $1,000 par value – 1 share
   Class C Common Stock, no par value – 10,847 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. BUSINESS

Background

Midwest Medical Insurance Holding Company (Midwest Holding) is a holding company organized under the laws of the State of Minnesota. Midwest Medical Insurance Company (Midwest Medical), Midwest Medical Solutions, Inc. (Medical Solutions), MMIC Benefits, Inc. (Benefits) and MMIC Business Office Solutions, Inc. (Office Solutions) are wholly owned subsidiaries of Midwest Holding. Midwest Holding and its subsidiaries are referred to collectively as the Company unless the reference pertains to a specific entity.

The Company’s principal business operation is Midwest Medical. Midwest Medical’s primary business is selling and issuing policies of medical professional liability insurance to: (1) individual physicians, (2) partnerships or professional corporations composed of physicians, (3) clinics, (4) hospitals and (5) health plans.

Midwest Medical was originally organized in 1980 under the auspices of the Minnesota Medical Association to provide professional liability (malpractice) insurance to Minnesota physicians who were members of the Minnesota Medical Association. The business was reorganized on November 30, 1988 into a stock insurance company, Midwest Medical, which was wholly owned by a holding company, Midwest Holding. The new organization allowed Midwest Holding to more readily pursue other business opportunities on behalf of its physician owners. Another purpose of the reorganization was to give physicians a limited equity interest in their malpractice insurer while preserving its capital and surplus. On July 1, 1993, the Iowa physician-owned malpractice insurer, Iowa Physicians Mutual Insurance Trust, merged with Midwest Medical. On June 5, 1996, the Nebraska physician-owned malpractice insurer, Medical Liability Mutual Insurance Company of Nebraska, merged with Midwest Medical. Midwest Medical now provides malpractice insurance to physicians and physician groups in Minnesota, Iowa, North Dakota, South Dakota, Nebraska, Illinois and Wisconsin on a claims-made basis. Midwest Medical has had the sponsorship of the Minnesota Medical Association since inception and also has the sponsorship of the Iowa Medical Society, the North Dakota Medical Association and the South Dakota Medical Association. Professional liability, general liability and umbrella excess liability insurance is also available to hospitals and other healthcare facilities throughout Midwest Medical’s territory.

During 1997, Midwest Holding formed Medical Solutions as a business development company to strengthen and promote the independence and interdependencies of physicians, clinics and hospitals that Midwest Medical serves. Business development opportunities being pursued include practice enhancement, strategic consulting, and technology services and support.

In January 1998, Medical Solutions purchased the assets of MedPower Information Services, Inc. and then contributed those assets to its newly formed, wholly owned subsidiary, MedPower Information Resources, Inc. (MedPower). MedPower processed and electronically submitted

Item 1. BUSINESS (continued)

medical claims for more than 100 healthcare providers in the Upper Midwest. MedPower was sold effective July 31, 2001. Further information regarding the sale of MedPower can be found in Item 7 under discontinued operations and in Note 2 of the audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Benefits was incorporated in 1995 and began active operations in January 1999 with the acquisition of a block of business from Johnson-McCann Benefits, Inc. Benefits is an insurance agency specializing in providing Upper Midwest employers with group insurance products such as health, dental, life, disability and workers’ compensation.

Office Solutions began operations in February 2002 to provide physicians with business office outsourcing services. The main outsourcing service is the billing and collection of patient accounts.

Midwest Holding provides management and administrative services to Midwest Medical and Medical Solutions for a fee generally equal to the cost of services provided. Benefits and Office Solutions operate independently and do not have management agreements with Midwest Holding.

Policyholder Eligibility Requirements

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

Midwest Medical also provides professional liability insurance to entities, including partnerships, professional corporations and other associations through which qualifying physicians practice medicine, surgery or osteopathy. A medical group must meet the following criteria in order to be eligible to be insured by Midwest Medical:

1.	The entity must have its principal place of business in Minnesota, Iowa, North Dakota, South Dakota, Nebraska, Illinois or Wisconsin; and

2.	The group must demonstrate that a majority of the individual physicians practicing medicine, surgery or osteopathy on a full-time basis through such clinics are, or intend to be, insured by Midwest Medical.

Item 1. BUSINESS (continued)

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

Policy Forms

Midwest Medical offers a “claims-made” medical malpractice liability insurance policy. Under a claims-made policy, coverage is provided for claims asserted and reported to Midwest Medical while the policy is in effect relating to occurrences which took place during the period in which the policyholder had coverage with Midwest Medical. For purposes of policy coverage, a claim includes any lawsuit, allegation of liability or other notice of patient dissatisfaction with services performed that is communicated to Midwest Medical as required by the policy. The policy also covers prior acts (i.e., claims first made during the policy period with respect to occurrences which took place prior to the date the insured initially secured coverage from Midwest Medical) for physicians previously insured under a claims-made policy with another professional liability insurer. Prior-acts coverage is not available from Midwest Medical for physicians who have not been continuously insured prior to obtaining coverage from Midwest Medical.

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

Midwest Medical offers basic limits of coverage from $1,000,000 for each claim, subject to $3,000,000 annual aggregate, up to $12,000,000 for each claim, subject to $14,000,000 annual aggregate. Excess coverage above the basic limits is available from Midwest Medical’s reinsurers on a facultative basis.

Item 1. BUSINESS (continued)

Marketing and Distribution

Salaried marketing representatives of Midwest Holding have generally handled most of the marketing and sales of Midwest Medical policies. With the recent growth in premium volume, marketing representatives have increasingly worked with agents in the production of business. Agents are often used by larger policyholders in securing insurance coverage on their behalf. Insurance companies will also often work with agents in developing new types of insurance coverage. Midwest Medical approves all policies that are sold through agents before they become effective. No commissions are earned by agents until such approval has been granted.

Distribution of policies is handled through a processing system that was updated in 1998. Since the majority of its policies are on a calendar-year basis, Midwest Medical’s policy processing operations must be highly efficient. This efficiency has allowed Midwest Medical to consistently process and deliver policies on a timely basis to policyholders.

Reinsurance

Midwest Medical purchases reinsurance in order to reduce its liability on individual risks. A reinsurance transaction takes place when an insurance company transfers or “cedes” to another insurer a portion of its exposure on insurance it writes. The reinsurer assumes the exposure in return for a portion of the premium. The reinsurer’s liability is limited to losses it assumes that are in excess of the portion retained by Midwest Medical. However, in the event the reinsurer is unable or otherwise fails to pay, Midwest Medical remains primarily liable for the loss.

Historically, entering into reinsurance agreements permitted Midwest Medical to issue policies having greater liability limits than otherwise would have been allowed under Minnesota insurance law, which prohibits an insurer from retaining a risk on any one claim that is greater than 10% of its surplus. As Midwest Medical’s surplus has grown, Midwest Medical now utilizes reinsurance primarily to limit its risk on any single claim. Such limits of risk assumed by Midwest Medical for physician coverage have increased from $150,000 in the first year of operations to $1,000,000 currently. The reinsurer will pay losses in excess of the amount of risk retained by Midwest Medical, not to exceed the limits of liability of the policies issued by Midwest Medical.

Midwest Medical’s reinsurance contract in effect during 2002 was structured in two components: “basic” and “excess.” The basic component provided a primary layer of coverage of $1,000,000 in excess of $1,000,000 of retention per insured. The premium ceded for this coverage was 9.75% of net written premium with a profit-sharing provision that will be determined after three years. The excess component covered limits of liability of $2,000,000 for each claim and $4,000,000 in the aggregate up to $12,000,000 for each claim and $14,000,000 in the aggregate.

Item 1. BUSINESS (continued)

Under the excess coverage component, Midwest Medical ceded all premium and exposure to the reinsurers and collected a ceding commission of 25%. The reinsurers, their participation percentages and their current A.M. Best ratings are listed below:

•	Hannover Reinsurance Company, (40%), A+

•	Transatlantic Reinsurance Company, (30%), A+

•	Gerling Global Reinsurance Corporation of America, (20%), B++

•	Lloyds syndicates, (10%), A–

Midwest Medical renewed its reinsurance agreement effective January 1, 2003. The premium ceded for the basic component (or primary layer) on the renewed reinsurance agreement increased to 10% of net written premium. The reinsurers on the 2003 agreement, their participation percentages and their current A.M. Best ratings are listed below:

•	Hannover Reinsurance Company, (40%), A+

•	XL Reinsurance America, (20%), A+

•	Axis Reinsurance Company, (15%), A

•	Lloyds syndicates, (25%), A–

From 1992 through 2000, Midwest Medical utilized “swing-rated” treaty reinsurance contracts. Premium ceded is based upon the losses paid under the contract limited to a minimum and a maximum percentage of the underlying Midwest Medical subject premium. These treaties do not include a commutation clause, but rather develop over time as claims are settled. The paid losses on the 1998–2000 reinsurance contract have already triggered the maximum premium ceded limit and the 1992–1994 and 1995–1997 reinsurance contracts together have fewer than 20 outstanding claims. Consequently, management believes that the potential for further significant premium ceded on these contract years is small. All reinsurance contracts have been commuted and no claims are outstanding for years prior to 1992.

Investments

The Company’s investment portfolio is under the direction of the Board of Directors acting through the Investment Committee. The Investment Committee establishes the Company’s investment policy, which provides guidelines to help maintain the Company’s financial stability through preserving assets and maximizing pretax investment income. Adequate liquidity is maintained to ensure that the Company has the ability to meet its operational requirements, particularly the payment of insurance claims. The Company employs outside investment managers who manage the portfolio on a discretionary basis consistent with the policies set by the Investment Committee. In addition, the Investment Committee utilizes the services of an outside consultant who calculates performance measures and provides an independent opinion on the overall results being obtained by the investment managers.

Item 1. BUSINESS (continued)

The table below shows how the Company’s portfolio was invested at December 31, 2002 and 2001, respectively. Additional investment information can be found in Note 4 of the audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

	December 31, 2002		December 31, 2001

Investments	Fair Value	%	Fair Value	%

	(In Thousands, Except Percentage Data)
Fixed maturities	$144,323	56.4%	$140,436	56.8%
Equity securities	32,153	12.6	63,700	25.8
International equity limited partnership	16,779	6.6	–	–
Real estate investment trust	21,422	8.4	21,616	8.7
Short-term investments	41,025	16.0	21,541	8.7

Total investments	$255,702	100.0%	$247,293	100.0%

The majority of the Company’s fixed maturity portfolio is invested in investment-grade fixed income bonds issued primarily by the United States Government, governmental agencies and corporations. The table below contains additional information concerning the investment ratings of the Company’s fixed maturity investments at December 31, 2002 and 2001, respectively:

	December 31, 2002		December 31, 2001

Investment Rating(1)	Fair Value	%	Fair Value	%

	(In Thousands, Except Percentage Data)
AAA (includes U.S. government and agencies)	$88,740	61.5%	$57,103	40.7%
AA	6,464	4.5	5,133	3.7
A	17,091	11.8	41,148	29.3
BBB	27,641	19.2	27,710	19.7
Below investment grade	776	0.5	–	–
Nonrated	3,611	2.5	9,342	6.6

Total fixed maturity investments	$144,323	100.0%	$140,436	100.0%

(1)	The ratings shown are based on the rating assigned by Standard & Poor’s (S&P) to each fixed maturity investment. If an S&P rating was unavailable, the equivalent rating supplied by Moody’s Investors Service was used. If a rating was not available from either source, the fixed maturity investment was designated as nonrated.

Item 1. BUSINESS (continued)

The decrease in the proportion of equity securities from 25.8% at December 31, 2001 to 12.6% at December 31, 2002 was primarily due to a decrease in equity market values and a like-kind exchange completed in the second quarter of 2002 that transferred the Company’s managed international equity securities account to the investment manager’s international equity limited partnership. The international equity limited partnership is considered one investment, similar to a mutual fund, while the managed international equities account consisted of 40 to 50 separately valued international equity securities. The like-kind exchange simplified the Company’s administration and reduced the related investment expense while retaining the Company’s diversification in international equity markets. The limited partnership is classified as an other investment on the consolidated balance sheets. As a result, the proportion of other investments, which also includes the real estate investment trust, grew to 15.0% of total invested assets at December 31, 2002 from 8.7% at December 31, 2001.

The remainder of the Company’s investment portfolio, 16.0% and 8.7% at December 31, 2002 and 2001, respectively, was invested in short-term investments. Short-term investments consist primarily of money market funds and high-quality commercial paper with maturities of less than one year. Due to the growth in insurance operations and the volatility of the fixed maturity and equity markets, the Company and its investment managers elected to keep more funds in highly liquid short-term investments at the end of 2002.

Rating

A.M. Best & Company, Inc., publisher of Best’s Insurance Reports, Property-Casualty, 2001 Edition, has assigned Midwest Medical an “A”, or excellent, rating in 2002. Midwest Medical has held a Best’s “A” rating since 1991. This is the highest rating currently assigned to any company that specializes in medical malpractice insurance. Best’s ratings are based on an analysis of the financial condition and operation of an insurance company as compared with the industry in general. Midwest Medical believes that a favorable rating has a positive effect because customers and their advisors often review Best’s ratings when selecting an insurer and are more apt to purchase insurance from a company with a positive rating because of the greater security and stability associated with it. A positive rating relates primarily to the ability of an insurer to meet its insurance obligations and does not directly relate to the value of the insurer’s securities.

Government Regulation

Midwest Medical is subject to governmental regulation in the states in which it conducts its business. Such regulation is conducted by state agencies having broad administrative power dealing with all aspects of Midwest Medical’s business, including policy terms, rates, dividends to policyholders and dividends to the parent corporation, Midwest Holding. Midwest Medical is required to file periodic information with state regulatory authorities and is subject to periodic financial and business conduct examinations by state regulatory authorities.

Item 1. BUSINESS (continued)

Midwest Holding is also subject to statutes governing insurance holding company systems in Minnesota, which relate primarily to the acquisition or control of insurance companies directly or through a holding company. These statutes require Midwest Holding to also file periodic information with state regulatory authorities, which could be subject to follow-up examination.

Competition

Two major competitors exited the medical malpractice insurance market over the past two years. The St. Paul Companies made a business decision to stop writing medical malpractice insurance and PHICO became financially insolvent and was liquidated by the Pennsylvania Department of Insurance. As a result, Midwest Medical received an unprecedented level of new business opportunities in its five core states of Minnesota, Iowa, South Dakota, North Dakota and Nebraska and became the largest provider of medical malpractice insurance in each of these states based on the amount of premium written. The table below shows the amount of premium written on a direct basis by Midwest Medical for its five core states over the last three years:

	2002		2001		2000

State	Amount	%	Amount	%	Amount	%

	(In Thousands, Except Percentage Data)
Minnesota	$36,291	40.2%	$28,191	43.0%	$24,457	50.4%
Iowa	24,071	26.7	20,750	31.6	15,912	32.8
South Dakota	10,355	11.5	4,784	7.3	2,077	4.3
North Dakota	10,130	11.2	4,125	6.3	2,553	5.2
Nebraska	8,625	9.5	5,162	7.9	3,121	6.4
Other	819	0.9	2,544	3.9	434	0.9

Total direct premiums written	$90,291	100.0%	$65,556	100.0%	$48,554	100.0%

Annual total growth	$24,735	37.7%	$17,002	35.0%	$(3,118)	(6.0)%

The primary national company that remains active in Midwest Medical’s market area is Medical Protective Insurance Company. Three physician-owned specialty carriers, COPIC Insurance Company, The Doctors’ Company and PIC-Wisconsin, are also active in Midwest Medical’s core states but have yet to develop a significant market presence. Midwest Medical is the only carrier endorsed by local medical societies in Minnesota, Iowa, North Dakota and South Dakota and owned by its physician-insureds, which management believes provides Midwest Medical a competitive advantage in marketing to physicians and healthcare administrators.

Item 1. BUSINESS (continued)

Noninsurance Products and Services

The Company is also developing additional business relationships with Midwest Medical policyholders through the products and services offered by its noninsurance businesses. Management believes that delivering high-quality noninsurance products and services needed and sought by its policyholders will boost customer retention and combat the price-driven, commodity nature of the medical malpractice insurance market.

Several years of surveying policyholders along with researching and developing possible business opportunities have led to the active marketing of the following noninsurance products and services:

•	technology consulting services, including network installation, web site development and other information technology support

•	sales, implementation and support of electronic practice management and electronic medical records software

•	outsourced billing, collections and other medical practice office services

•	sales and support of group insurance products to employers

The competition in these business lines is fragmented, and the Company believes that its established brand and solid reputation in the medical malpractice insurance industry provides it a competitive advantage in marketing to physicians and healthcare administrators. Account executives dedicated to Medical Solutions and Benefits are in charge of the marketing and sales of noninsurance products and services. The account executives are compensated on a combined salary and commission basis. The marketing representatives and employees of Midwest Holding are also encouraged through incentives to cross-sell noninsurance products and services to policyholders. Currently, the noninsurance products and services generate less than 5% of total Company revenues. Based on its business plans, management believes that it can exceed 10% of total Company revenues in two years.

Employees

As of December 31, 2002, Midwest Holding had 105 employees, of whom 10 were executives, 66 were supervisory employees or specialists and 29 were clerical employees. As of December 31, 2002, Benefits had 14 employees, of whom 1 was an executive, 9 were supervisory employees or specialists and 4 were clerical employees. No employees of Midwest Holding and Benefits are covered by a collective bargaining agreement, no work stoppages have occurred and management believes that relations with employees are good.

Item 1. BUSINESS (continued)

Risk Factors

Cautionary note regarding forward-looking statements.

This Annual Report on Form 10-K contains “forward-looking statements” made by the Company’s management within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These forward-looking statements are not historical facts, but rather are based on management’s current expectations, estimates, projections, beliefs and assumptions about the Company’s industry and businesses. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond management’s control and are difficult to predict.

These factors could cause actual results to differ materially from those expressed in the forward-looking statements. Management attempts to identify and describe the significant risks and uncertainties in the following risk factors and elsewhere in this Annual Report on Form 10-K. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of the date of this Annual Report on Form 10-K. The significant factors that could affect forward-looking statements can change and the Company is not obligated to update any forward-looking statement or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events. By this cautionary note, the Company intends to avail itself of the safe harbor from liability with respect to forward-looking statements provided by Section 27A and Section 21E referred to previously.

Company’s revenues are concentrated in one business and geographic region.

More than 80% of the Company’s revenues come from premiums earned. Substantially all of the Company’s premiums are generated from medical malpractice insurance policies issued to physicians, physician groups, clinics, hospitals and health plans. As a result, negative developments in the economic, competitive or regulatory conditions in the medical malpractice insurance industry could have a material adverse effect on the Company’s results of operations.

Nearly all of the Company’s premiums are generated from the five Upper Midwest states of Minnesota, Iowa, South Dakota, North Dakota and Nebraska. The revenues and profitability of the Company are therefore subject to the prevailing regulatory, legal, economic and other conditions in these states.

Item 1. BUSINESS (continued)

Competition may focus on Company’s dominant regional market presence.

Competitors may view the Company’s Upper Midwest markets as attractive and step up efforts to persuade policyholders to do business with them. Some of these competitors have greater financial resources than the Company and could offer attractive pricing and coverage terms. Additional competitive factors include policyholder dividends, financial stability, breadth and flexibility of coverage and the level and quality of services provided. Although the Company believes it has a strong competitive position in its Upper Midwest markets, greater competition could adversely affect the Company’s ability to retain and expand its medical malpractice insurance business.

Industry factors beyond the Company’s control can impact financial results.

Many factors influence the financial results of the medical malpractice insurance industry. Often these factors are beyond the control of the Company, such as changes in severity and frequency of claims, changes in applicable law and regulatory reform, changes in judicial attitudes toward medical malpractice claims and changes in inflation, interest rates and general economic conditions.

The availability of medical malpractice insurance, also known as the industry’s underwriting capacity, is determined principally by the industry’s level of capitalization, historical underwriting results, investment returns and perceived premium rate adequacy. Historically, the financial performance of the medical malpractice insurance industry has tended to fluctuate between a “soft” insurance market and a “hard” insurance market. A soft insurance market is characterized by a surplus of underwriting capacity chasing market share creating a highly competitive marketplace that could result in premium rates and underwriting terms and conditions that are below profitable levels. A hard insurance market is characterized by a withdrawal of underwriting capacity creating less product availability and less competition that, in turn, allows remaining insurers to set premium rates and underwriting terms and conditions at more profitable levels.

Although the medical malpractice insurance industry is currently facing a hard market, the soft market of prior years continues to adversely affect industry financial results. No assurances can be given as to whether or when the current hard insurance market will improve industry financial results or the extent that any industry improvement may improve the Company’s financial condition and results of operations.

Item 1. BUSINESS (continued)

Changes in the healthcare environment can adversely impact policyholders and the Company.

Significant attention has recently been focused on reforming the healthcare system at both the federal and state levels. A broad range of healthcare reform and patients’ rights measures have been suggested, and public discussion of such measures will likely continue in the future. Proposals have included, among others, spending limits, price controls, limits on increases in insurance premiums, limits on the liability of doctors and hospitals for tort claims, increased tort liabilities for managed care organizations and changes in the healthcare insurance system. The Company cannot predict which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on the Company. While some of these proposals could be beneficial to the Company, the adoption of others could have a material adverse effect on the Company’s financial condition or results of operations.

In addition to regulatory and legislative efforts, there have been significant market-driven changes in the healthcare environment. In recent years, a number of factors related to the emergence of “managed care” have negatively impacted or threatened to impact the medical practice and economic independence of physicians. Physicians have found it more difficult to conduct a traditional fee-for-service practice and many have been driven to join or contractually affiliate with managed care organizations, healthcare delivery systems or practice management organizations. This consolidation could result in reducing significantly the role of the physician and the medical group from the medical malpractice insurance purchasing decision. In addition, the consolidation could reduce primary medical malpractice insurance premiums paid by healthcare systems, as larger healthcare systems generally retain more risk by accepting higher deductibles and self-insured retentions or form their own captive insurance companies.

Liability for unpaid losses and loss adjustment expenses could prove to be inadequate.

The liability for unpaid losses and loss adjustment expenses (loss reserves) established by the Company’s management consists of estimates of the amounts needed to pay reported and unreported claims and the related loss adjustment expenses. The estimates are based on assumptions related to the ultimate cost of settling such claims based on facts and interpretation of circumstances then known, predictions of future events, future trends in claims frequency and severity and judicial theories of liability, legislative activity and other factors. Given the many estimates and assumptions being made, the establishment of an appropriate level of loss reserves is an inherently uncertain process, and there can be no assurance that currently established loss reserves will prove adequate in light of subsequent actual experience. Further uncertainty arises from the time that elapses from when a claim is reported to when a definite determination of ultimate liability is made, particularly where the judicial, political and regulatory climates are changing. The time that elapses for medical malpractice claims handled by the Company generally averages around two years, but can range from one to ten years depending on the circumstances. As a result, trends in losses may be slow to appear, and accordingly, the

Item 1. BUSINESS (continued)

Company’s reaction in terms of modifying underwriting practices and changing premium rates may lag underlying loss trends. While the Company believes that its loss reserves are adequate, there can be no assurances that the Company’s ultimate losses and loss adjustment expenses will not deviate from the estimates in the Company’s consolidated financial statements. If loss reserves prove to be inadequate, the Company will need to increase them, which could have a material adverse effect on the Company’s consolidated financial position or results of operations.

Reinsurance availability and cost can significantly impact the Company’s ability to meet policyholders’ coverage needs.

The amount and cost of reinsurance available to companies specializing in medical malpractice insurance are subject to prevailing market conditions that are largely beyond the control of the Company. Large losses from the September 11 terrorist attacks, asbestos and environmental claims and directors’ and officers’ claims have reduced capacity and increased rates in the reinsurance market in general. The Company’s ability to provide medical malpractice insurance at competitive premium rates and coverage limits on a continuing basis will depend in large part on its ability to secure adequate reinsurance in amounts and at rates that are commercially reasonable. Although the Company anticipates that it will continue to be able to obtain such reinsurance on reasonable terms, no assurances can be given.

Volatile investment markets and investment performance can adversely affect the Company’s financial condition and operating results.

Continuing geopolitical concerns, corporate governance issues and other developments have recently created unprecedented volatility in financial markets across the globe. In addition, the sluggish national economy has led to a series of interest rate reductions over the past two years by the Federal Reserve. These factors, which are beyond the control of the Company, affect the performance of the Company’s investments. Market values of the Company’s invested assets have declined substantially the past two to three years, particularly in equity investments. Investment income yields from fixed maturity and short-term investments have declined the past two years due to the reduction in interest rates. The Company is also required to closely monitor investments whose declines in market values might be considered other-than-temporary. The Company recorded a $1,613,000 charge to income in 2002 for declines in market value that were deemed other-than-temporary. Although the Company believes that its investment strategy is prudent for a medical malpractice specialty insurer, no assurances can be given as to when investment market conditions will improve or to the extent any such improvement will improve the Company’s financial condition and results of operations.

Item 1. BUSINESS (continued)

Regulatory, legislative and related developments could adversely affect the Company’s business.

Insurance companies are subject to supervision and regulation by the state insurance authority in each state in which they transact business. Such supervision and regulation relate to numerous aspects of an insurance company’s business and financial condition, including limitations on lines of business, underwriting limitations, the setting of premium rates, the establishment of standards of solvency, statutory surplus requirements, the licensing of insurers and agents, concentration of investments, levels of reserves, the payment of dividends, transactions with affiliates, changes of control and the approval of policy forms. Such regulation is concerned primarily with the protection of policyholders’ interests rather than stockholders’ interests.

State regulatory oversight and various proposals at the federal level may in the future adversely affect the Company’s results of operations. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and certain state legislators have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding companies’ systems. Further, the National Association of Insurance Commissioners (NAIC) and state insurance regulators are reexamining existing laws and regulations, which in many states has resulted in the adoption of certain laws that specifically focus on insurance company investments, issues relating to the solvency of insurance companies, capital guidelines, interpretations of existing laws, the development of new laws and definition of extraordinary dividends.

A.M. Best could downgrade the Company’s rating if financial performance deteriorates.

A.M. Best is the most recognized insurance industry rating organization. Buyers of insurance often use A.M. Best insurance company ratings to gauge an insurance company’s financial strength, operating performance and ability to meet its obligations, particularly the payment of claims. If the Company’s financial condition or results of operations were to be adversely affected by any factors, including the risk factors discussed above, A.M. Best could downgrade the Company’s rating from its current “A”, or excellent, level. A downgrade could adversely impact the Company’s ability to compete and, therefore, to retain and expand its medical malpractice insurance business. This, in turn, could also adversely impact the Company’s strategy with respect to cross-selling noninsurance products and services to policyholders.

Item 2. PROPERTIES

The Company owns the following fixed assets, all of which are used in the conduct of its business:

Net Book Value
December 31,
2002

Office furniture and equipment	$508,000
Leasehold improvements at leased premises	202,000
Computer hardware	414,000
Computer system software	243,000

Total	$1,367,000

Midwest Holding and its subsidiaries own no real estate. Midwest Holding leases office space in Edina, Minnesota with total square feet of 26,069 and a lease term of six years and two months that expires on November 30, 2005. Midwest Holding also leases 5,018 square feet of office space in West Des Moines, Iowa under a three-year lease that expires on August 31, 2003. Midwest Holding leases an additional 4,610 square feet of office space in Omaha, Nebraska under a five-year lease that expires January 31, 2007. Medical Solutions leases 8,031 square feet of office space in Plymouth, Minnesota under a five-year lease that expires November 30, 2006. Benefits leases a separate 5,437-square-foot facility located in Shoreview, Minnesota. This lease expires March 31, 2006. Annual rent expense was approximately $1,215,000 in 2002 and $1,020,000 in 2001.

Item 3. LEGAL PROCEEDINGS

The Company is party to certain claims arising in the ordinary course of conducting its business. Management believes the outcome of such claims will not materially affect the Company’s current or future financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)	There is no market for Midwest Holding’s Class B or Class C Common Stock. Class C, no par value, shares are issued only to insured individual physicians or individual physicians jointly with the legal entities in which they practice. The shares are restricted and cannot be sold to anyone other than Midwest Holding and are subject to mandatory redemption for no consideration at the time that the physician terminates insurance coverage with Midwest Medical for any reason.

(b)	As of March 21, 2003, the Minnesota Medical Association held the one share of Class B Common Stock and 10,847 physicians held one share each of Class C Common Stock.

(c)	Midwest Holding has never paid a shareholder dividend, nor does it intend to within the foreseeable future. Without prior approval from the Minnesota Commissioner of Commerce, annual dividends to Midwest Holding from Midwest Medical cannot exceed 10% of policyholder surplus of Midwest Medical or the prior year’s net income from operations of Midwest Medical, excluding realized capital gains, whichever is greater.

Item 6. SELECTED FINANCIAL DATA

Following is the selected financial data of the Company for the five years ended December 31, 2002. This data should be read in conjunction with the audited consolidated financial statements and notes thereto appearing under Item 8 of this Form 10-K.

	Year Ended December 31

Operations Data	2002(1)	2001(1)	2000(1)	1999(2)	1998(2)

	(In Thousands, Except Percentage Data)
Net premiums earned	$70,472	$50,097	$41,344	$46,583	$35,014
Net investment and other income	16,544	21,549	26,765	20,583	21,015

Total revenue	87,016	71,646	68,109	67,166	56,029

Loss and loss adjustment expenses	74,819	58,299	39,587	41,468	37,494
Policyholder dividends	–	4,050	8,108	10,175	–
Underwriting and other operating expenses	18,317	15,745	14,392	11,604	8,861

	93,136	78,094	62,087	63,247	46,355

(Loss) income from continuing operations before tax	(6,120)	(6,448)	6,022	3,919	9,674
Income tax (benefit) expense	(2,564)	(2,222)	437	1,281	3,052

(Loss) income from continuing operations after tax	$(3,556)	$(4,226)	$5,585	$2,638	$6,622

Item 6. SELECTED FINANCIAL DATA (continued)

	Year Ended December 31

Operations Data	2002(1)	2001(1)	2000(1)	1999(2)	1998(2)

		(In Thousands, Except Percentage Data)
(Loss) income from continuing operations after tax/total revenue	(4.1)%	(5.9)%	8.2%	3.9%	11.8%
Return on average equity	(3.0)%	(3.4)%	3.7%	1.2%	4.4%

	December 31

Financial Condition	2002(1)	2001(1)	2000(2)	1999(2)	1998(2)

	(In Thousands)
Assets
Fixed maturities at fair value	$144,323	$140,436	$146,516	$153,950	$164,652
Equity securities at fair value	32,153	63,700	86,418	104,898	86,553
Short-term investments	41,025	21,541	19,587	9,128	3,556
Other investments at fair value	38,201	21,616	10,915	10,000	10,000

Total investments	255,702	247,293	263,436	277,976	264,761
Reinsurance recoverables on paid and unpaid losses	17,020	14,528	18,833	19,285	16,499
Other assets	31,596	25,584	19,472	22,915	14,223

Total assets	$304,318	$287,405	$301,741	$320,176	$295,483

Liabilities
Unpaid losses and loss adjustment expenses	$148,763	$118,574	$118,478	$119,141	$110,964
Other liabilities	44,540	41,944	42,665	53,234	42,072

	193,303	160,518	161,143	172,375	153,036
Shareholders’ equity	111,015	126,887	140,598	147,801	142,447

Total liabilities and shareholders’ equity	$304,318	$287,405	$301,741	$320,176	$295,483

(1)	Amounts derived from the audited consolidated financial statements of Midwest Holding included in Item 8 of this Form 10-K.

(2)	Amounts derived from the audited consolidated financial statements of Midwest Holding.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Manner of Presentation

The financial statements of Midwest Holding and its subsidiaries are presented on a consolidated basis. In future references in this analysis, which should be read together with the 2002 audited consolidated financial statements and notes thereto appearing under Item 8 of this Annual Report on Form 10-K, Midwest Holding and its subsidiaries are referred to collectively as the Company unless the reference pertains to a specific entity.

Liquidity and Capital Resources

The majority of the Company’s assets are invested in investment-grade bonds, common stocks, an international equity limited partnership, a real estate investment trust and short-term investments. These investments totaled $255,702,000 and $247,293,000 at December 31, 2002 and 2001, respectively, which represented 84% and 86% of total assets. The Investment Committee of the Board of Directors establishes the Company’s investment policy. The main objectives of the current investment policy are the preservation of assets, maximizing pretax total portfolio return and assuring adequate liquidity to meet operational requirements, particularly the payment of insurance claims. Additional information regarding the Company’s investments can be found under the Investments section in Item 1 and Note 4 of the audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

The Company’s cash flow from operations was $24,677,000 in 2002 versus $(8,829,000) in 2001 and $1,544,000 in 2000. Growth in new business volume of approximately $18,759,000 and premium rate increases of approximately 18% on average per renewed account caused greater cash receipts in 2002. Lower policyholder dividend payments also contributed to the positive cash flow. Increased reinsurance costs due to volume growth and reinsurance rate increases partially offset the above positive cash flows. The 2001 cash flow from operations was unfavorably impacted by an increase in claim payments, policyholder dividend payments and premium adjustments paid to reinsurers on reinsurance contracts for prior years. These negative cash flows were partially offset by an increase in premium volume. The 2000 cash flow from operations was favorably impacted by premium adjustments received from reinsurers on reinsurance contracts for prior years and federal tax refunds received from the Internal Revenue Service for the 1992 to 1996 tax years. These positive cash flows in 2000 were partially offset by the payment of policyholder dividends.

New business and premium rate increases continued in 2002, driving greater cash receipts from policyholders. The exit of two main competitors, The St. Paul Companies and PHICO, from Midwest Medical’s core markets has created many new opportunities to write business. Other competitors are generally raising rates aggressively or exiting certain segments of the medical malpractice market, which has also created additional opportunities for Midwest Medical to write business. Due to these market conditions, an estimated $50,000,000 of medical malpractice insurance premium became available in Midwest Medical’s five core states during 2002.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Of that amount, Midwest Medical analyzed approximately $35,000,000, of which approximately $18,000,000 was actually written and bound. Midwest Medical is selective in the new business it writes to ensure premiums reasonably compensate it for the risks assumed. Increasing reinsurance costs and claims severity has caused, and will likely continue to cause, Midwest Medical to raise premium rates in the near term. Midwest Medical, however, has generally not had to raise rates to the same degree as other insurers in many parts of the United States medical malpractice insurance market.

More than $65,000,000 of premium has been returned to policyholders since 1993 through policyholder dividends or retrospective premium credits. The policyholder dividend program replaced the retrospective premium credit program beginning in 1999. Policyholder dividends are generally paid in four equal quarterly installments in the year following their declaration by the Board of Directors. In 2002, Midwest Medical paid the $4,050,000 of policyholder dividends declared in 2001 by its Board of Directors. In 2001, Midwest Medical paid the $8,108,000 of policyholder dividends declared in 2000 by its Board of Directors.

As discussed under the Reinsurance section of Item 1 of this Form 10-K, the renewal of Midwest Medical’s reinsurance agreement resulted in a rate change effective January 1, 2003. The flat, ceded premium rate for the basic reinsurance component increased to 10% from 9.75%. Rates in the reinsurance market in general continue to rise in response to large losses from the September 11 terrorist attacks, asbestos and environmental claims, directors’ and officers’ claims, growing property and casualty claims severity and declining investment income. Midwest Medical’s reinsurance rate increase was considerably lower than other medical malpractice insurance companies due primarily to more favorable loss experience. The rate change, however, coupled with growing premium volume, will result in greater reinsurance costs in 2003.

Loss and operating expense payments have generally been met from policyholder premium receipts with any excess cash invested. In 2001, operating cash needs primarily from claim payments exceeded premium receipts requiring approximately $8,800,000 of cash from the investment portfolio. Due primarily to the increase in premium volume and rates, operating cash receipts exceeded loss and operating expenses by approximately $24,700,000 in 2002. Based on increasing premium volume and rate trends, management expects positive operating cash flow in 2003. Management regularly analyzes loss liabilities to project the cash flow required in future years. Because the overall investment portfolio is highly liquid, exact matching of bond maturities and loss liabilities is not a goal. Bond maturities are primarily selected to maximize total return.

During 2002, Medical Solutions negotiated a $1,930,000 installment loan to finance the purchase of an unlimited license agreement to resell electronic practice management and electronic medical records software. The loan calls for 36 monthly payments of $58,634 with an effective interest rate of 5.9%. Cash from the loan is provided as the four installment payments on the

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

unlimited license agreement are made. During 2002, Medical Solutions paid two installments on the unlimited license agreement totaling $1,315,000 and, therefore, received two loan installments for the same amount. The remaining two installment payments totaling $615,000 were made in the first quarter of 2003. Servicing of the debt will be principally from internally generated operating funds.

The Company believes that its cash and investments, combined with cash generated from operations, will be sufficient to meet its present and reasonably foreseeable operating, capital and debt service requirements. Additional external debt financing is not anticipated. The Company does maintain a $5,000,000 secured line of credit with its bank in the event of an urgent cash need. The Company had no material capital expenditure commitments as of December 31, 2002 other than the two remaining installment payments totaling $615,000 on Medical Solutions’ unlimited license agreement

During 2000, Midwest Holding completed a stock restructure that exchanged and redeemed all outstanding Class A Common Shares. Under the terms of the stock restructure, Class A shareholders received $66 for each Class A share owned, plus one Class C share. The stock restructure paid approximately $9,541,000 to Class A shareholders for the redemption of their Class A shares. An $8,500,000 loan from Midwest Medical to Midwest Holding largely funded these payments. Midwest Medical primarily used proceeds from sales of domestic equity securities to provide the loan. The loan was a noninterest-bearing note and was retired in May 2001 by Midwest Holding through a dividend received from Midwest Medical. More details about the stock restructure, Class A and Class C Common Stock are found in Note 3 to the audited consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

The Board of Directors of Midwest Medical will periodically declare and pay dividends to Midwest Holding to provide capital for holding company and noninsurance business operations including new business ventures. In 2001, a dividend from Midwest Medical was also used by Midwest Holding to retire an $8,500,000 loan used to fund stock restructure payments in 2000. In 2002, Midwest Medical did not pay any dividends to Midwest Holding. Midwest Medical declared and paid dividends of $11,400,000 and $3,000,000 to Midwest Holding in 2001 and 2000, respectively.

Shareholders’ equity decreased $15,872,000 during 2002. The decrease consisted of a net loss from operations of $(3,556,000) and net unrealized losses in the fair value of investments, net of deferred taxes, of $(12,316,000). The decline in equity market values caused $(8,600,000) of net unrealized losses in the common stock portfolio and an additional $(2,042,000) of net unrealized loss in the international equity limited partnership. The increases and decreases in shareholders’ equity are further described in the consolidated statements of changes in shareholders’ equity found in the accompanying audited consolidated financial statements found under Item 8 of this Annual Report on Form 10-K.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Net premiums earned increased $20,375,000 in 2002 from 2001. The increase was the result of the following significant factors:

•	New 2002 business increased earned premium by approximately $14,777,000.

•	Rate increases and granting fewer premium discounts increased earned premium by approximately $8,412,000 in 2002.

•	Premiums from reporting endorsements that provide policyholder tail coverage increased earned premium by approximately $761,000 in 2002.

•	The estimated reinsurance premium applicable to the two reinsurance agreements covering the years 1992–1994 and 1995–1997, which is based in part on reinsured claims experience, increased $316,000 in 2002 compared to an increase of $3,125,000 in 2001. This resulted in a net increase in premiums earned between years of $2,809,000.

•	Due to the increase in reinsurance rates and premiums written, particularly for excess component reinsurance layers, current year reinsurance costs were $6,398,000 greater in 2002 compared to 2001. This decreased 2002 net premiums earned.

Net premiums earned increased $8,753,000 in 2001 from 2000. The increase was the result of the following significant factors:

•	New 2001 business increased earned premium by approximately $7,785,000.

•	Rate increases and granting fewer premium discounts increased earned premium by approximately $3,400,000 in 2001.

•	Premiums from reporting endorsements that provide policyholder tail coverage increased earned premium by approximately $1,686,000 in 2001.

•	The estimated reinsurance premium applicable to the two reinsurance agreements covering the years 1992–1994 and 1995–1997, which is based in part on reinsured claims experience, increased $3,125,000 in 2001 compared to an increase of $634,000 in 2000. This resulted in a net decrease in premiums earned between years of $2,491,000.

•	Due primarily to the increase in premiums written, current year reinsurance costs were $1,685,000 greater in 2001 compared to 2000. This decreased 2001 net premiums earned.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net investment income decreased $937,000 in 2002 from 2001 and increased $101,000 in 2001 from 2000. Lower yields on fixed maturity and short-term investments due to the declining interest rate environment principally caused the decrease in net investment income in 2002. The increase in yield from the additional purchase of the real estate investment trust and lower investment expenses due to the decline in market values of equity securities caused the increase in net investment income in 2001. This was partially offset by lower yields on fixed maturity and short-term investments due to the decline in interest rates during 2001.

Realized capital gains decreased $5,213,000 to $1,358,000 in 2002 and decreased $3,931,000 to $6,571,000 in 2001. Net capital gains of approximately $3,668,000 were realized on sales of fixed maturity investments in 2002. This was partially offset by $1,613,000 for losses realized on the declines in market values of fixed maturity investments that were deemed other-than-temporary and by $690,000 for net capital losses realized on sales of equity securities. The sales of fixed maturity and equity securities were primarily initiated by the investment managers who manage the portfolios to maximize pretax total return while adhering to the guidelines provided by the Company’s investment policy. During 2001, sales of equity securities realized $6,752,000 of net capital gains while sales of fixed maturity investments realized $(181,000) of net capital losses. Approximately $3,000,000 of the net realized capital gains on equity securities resulted from the sale of common stocks in the first quarter to fund the additional real estate investment trust purchase of $10,000,000. All other 2001 realized capital gains and losses resulted from the management of the portfolio on a pretax total return basis.

The Company employs four outside professional advisors to manage its investment portfolio: one each to manage fixed income securities, large-cap domestic equity securities, the international equity limited partnership and the real estate investment trust. The managers operate within the Company’s adopted investment policy as approved by the Investment Committee of the Board of Directors. The Investment Committee meets with outside investment managers, along with the Company’s outside investment consultant quarterly. Future levels of realized capital gains or losses are difficult to predict as investment managers purchase and sell securities in response to changing market conditions and investment policy guidelines.

Other revenues increased $1,145,000 from $2,637,000 in 2001 to $3,782,000 in 2002. Medical Solutions’ revenue growth, primarily from the value-added reselling of electronic practice management (EPM) and electronic medical records (EMR) systems, drove most of the increase. The sale, installation and support of EPM and EMR systems generated $895,000 of new revenues in 2002. Medical Solutions’ generated an additional $70,000 of revenue growth from technology consulting services and Benefits’ added $177,000 of revenue growth primarily from commission income earned on new employer accounts.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other revenues decreased $1,386,000 from $4,023,000 in 2000 to $2,637,000 in 2001. Most of this decrease is due to the $1,716,000 recorded by Midwest Medical in 2000 for interest on federal tax refunds. Also contributing to the decrease is the elimination of finance charges on 2001 premium billings to Midwest Medical policyholders. Finance charges of $556,000 were included in other revenues for 2000. Offsetting these decreases were a $691,000 increase in Medical Solutions’ revenues primarily from technology consulting services and a $479,000 increase in Benefits’ revenues primarily from commission income earned on new accounts.

Losses and loss adjustment expenses are the costs associated with the settlement of insurance claims and are the Company’s principal expense. Losses and loss adjustment expenses were $74,819,000 in 2002 compared to $58,299,000 in 2001 and $39,587,000 in 2000. As a percentage of premiums earned, losses and loss adjustment expenses were 106.2%, 116.4% and 95.8% in 2002, 2001 and 2000, respectively. As shown in Note 6 to the audited consolidated financial statements, the current year’s provision for losses and loss adjustment expense, which is based upon policyholder exposure, expected frequency of losses and severity of losses, increased by $13,792,000 in 2002 compared to $10,664,000 in 2001. The increases were primarily driven by additional policyholder exposure from the increase in premium volume and the increase in Midwest Medical’s retention from $750,000 to $1,000,000 per insured for the basic component (or primary layer) of coverage beginning 2001. Also, since a significant portion of the increase in premium volume came from new business, the Company took a conservative loss position due to the lack of experience with these new policyholders. Losses and loss adjustment expenses also include adjustments of prior years’ estimates. These adjustments to the liability for unpaid losses and loss adjustment expenses are evaluated by management and supported by an outside actuarial analysis performed at the conclusion of the year. As shown in Note 6 of the audited consolidated financial statements, these evaluations resulted in an increase of $2,900,000 in 2002 to the estimated liability applicable to prior years versus an increase of $172,000 in 2001. The unfavorable development on prior years resulted primarily from an increase in claims severity and a Minnesota legislative action that extended the statute of limitations from two to four years.

The following schedule summarizes the development of the liability for unpaid losses and loss adjustment expenses from 1992 through 2002. This schedule is presented net of reinsurance, which the Company believes best explains the development as it affects operating results. Midwest Medical has had a conservative loss reserving policy that, when coupled with a decline in claim frequency during the early to mid-1990s, resulted in redundancies in the liability for unpaid losses and loss adjustment expenses. The redundancies in the loss liability, which develop as actual results become known, have significantly decreased since 1992 to where deficiencies developed the last two years. Downward competitive pressure on premium rates during the latter portion of the 1990s, coupled with increasing claims severity, have primarily driven this unfavorable development.

Development of Liability for Loss and Loss Adjustment Expense
(In Thousands)

	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

Liability for unpaid loss and loss adjustment expense	$98,617	$105,589	$88,227	$96,424	$90,342	$89,394	$94,467	$99,894	$100,264	$104,870	$132,231
Cumulative amount of liability paid through:
1 year later	21,422	25,251	26,879	33,454	30,097	28,755	33,787	35,891	50,829	43,480
2 years later	37,498	42,685	46,925	53,132	44,562	48,437	54,319	69,753	77,189
3 years later	45,227	51,087	55,534	59,568	54,411	60,582	71,162	82,747
4 years later	46,226	53,594	57,129	63,915	60,708	68,726	78,619
5 years later	46,823	53,288	58,856	67,291	63,990	70,710
6 years later	46,810	54,709	60,701	68,032	64,814
7 years later	47,218	55,281	61,293	68,187
8 years later	47,249	55,568	61,350
9 years later	47,262	55,595
10 years later	47,245
Liability reestimated as of:
1 year later	94,633	80,960	85,595	87,580	81,990	84,961	89,992	92,022	100,436	107,770
2 years later	69,490	75,364	76,365	79,665	76,542	78,679	85,205	96,752	102,841
3 years later	65,568	64,586	67,891	77,294	70,228	74,909	85,512	95,227
4 years later	56,426	57,851	65,794	73,979	65,691	75,096	84,248
5 years later	52,388	56,785	63,958	70,601	67,566	73,851
6 years later	53,014	55,358	63,037	70,916	67,562
7 years later	52,469	55,790	62,377	70,359
8 years later	52,342	55,568	62,447
9 years later	52,355	55,595
10 years later	52,338
Redundancy (deficiency)	46,279	49,994	25,780	26,065	22,780	15,543	10,219	4,667	(2,577)	(2,900)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company does not discount the liability for unpaid losses and loss adjustment expenses in its consolidated financial statements. While the Company believes that its liability for unpaid losses and loss adjustment expenses is adequate, there can be no assurances that the Company’s ultimate losses and loss adjustment expenses will not deviate from the estimates in the Company’s consolidated financial statements. If the liability proves to be inadequate, the Company will need to increase it, which could have a material adverse effect on the Company’s consolidated financial position or results of operations.

Policyholder dividends are generated from unanticipated profits on prior coverage years. No policyholder dividends were declared by the Board of Directors of Midwest Medical in 2002. The decision was based on the 1998 coverage year, which did not develop unanticipated profits that could be returned to policyholders. Policyholder dividends of $4,050,000 and $8,108,000 were declared in 2001 and 2000, respectively, and were paid to policyholders the following year. The decrease in policyholder dividends from 2000 to 2001 is primarily due to less favorable loss experience on the 1997 coverage year on which the 2001 policyholder dividend was based.

Underwriting, acquisition and insurance expenses increased $1,359,000 from $8,844,000 in 2001 to $10,203,000 in 2002. Greater premium volume drove a $2,107,000 increase in commission payments and a $586,000 increase in premium taxes. The expense for state guaranty fund assessments increased $239,000 principally from the insolvency of PHICO. These increases were partially offset by greater ceding commissions earned by Midwest Medical of approximately $1,670,000 resulting from the increase in premiums ceded to the excess component of the treaty reinsurance contract for the current year.

Underwriting, acquisition and insurance expenses increased $1,274,000 from $7,570,000 in 2000 to $8,844,000 in 2001. Greater premium volume drove a $1,179,000 increase in commission payments and a $399,000 increase in premium taxes. These increases were partially offset by greater ceding commissions earned by Midwest Medical of approximately $243,000 resulting from the increase in premiums ceded to the excess component of the treaty reinsurance contract for the current year.

Other operating expenses increased $1,213,000 from $6,901,000 in 2001 to $8,114,000 in 2002. Medical Solutions drove $976,000 of the increase from supplier and staff costs primarily to sell, install and support electronic practice management and electronic medical records software. Medical Solutions also incurred an additional $107,000 of rent expense from leasing separate office space beginning December 2001. Launching Office Solutions in 2002 increased other operating expenses by another $149,000.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other operating expenses increased $79,000 from $6,822,000 in 2000 to $6,901,000 in 2001. Additional staff for Medical Solutions’ technology consulting services and practice management software initiatives and greater commissions paid to Benefits’ producers for new business primarily drove the increase. This was partially offset by the decrease in stock restructure expenses, which were all incurred in 2000 by Midwest Holding.

Loss from continuing operations before income taxes was $(6,120,000) in 2002 compared to $(6,448,000) in 2001. Greater premiums earned and other revenues, along with no policyholder dividends being declared, helped to reduce the loss in 2002. This was partially offset by greater loss liabilities estimated for the current year, unfavorable development on prior years’ loss liabilities, lower realized capital gains and greater operating expenses incurred to support the growth in revenues.

Loss from continuing operations before income taxes was $(6,448,000) in 2001 compared to income of $6,022,000 in 2000. The decrease resulted primarily from greater loss liabilities estimated for the current year, less favorable development on prior years’ loss liabilities and lower realized capital gains. This was partially offset by an increase in net premiums earned and lower policyholder dividends. Income in 2000 also benefited from some nonrecurring items such as the realized capital gains recorded on sales of domestic equity securities to fund the stock restructure as well as interest on federal tax refunds.

Income taxes decreased $342,000 resulting in an income tax benefit of $(2,564,000) for 2002 compared to an income tax benefit of $(2,222,000) for 2001. The effective tax benefit rates for 2002 and 2001 were 41.9% and 34.5%, respectively. The increase in the income tax benefit is primarily due to Midwest Medical receiving a $443,000 tax refund in the third quarter of 2002. This refund resulted from amending the 1997 tax return to address issues carried over from the 1992–1996 Internal Revenue Service examination.

Income taxes decreased $2,659,000, resulting in an income tax benefit of $(2,222,000) for 2001 compared to an income tax expense of $437,000 for 2000. The effective tax rates for 2001 and 2000 were 34.5% and 7.3%, respectively. The principal factor in the increase in the effective tax rate was a recovery of prior year taxes recorded in 2000. The tax recovery in 2000 was primarily due to federal tax refunds received by Midwest Medical from the Internal Revenue Service for the 1992 to 1996 tax years.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net (loss) income recorded by the Company increased $1,045,000 to a net loss of $(3,556,000) in 2002 and decreased $(9,887,000) to a net loss of $(4,601,000) in 2001 due to the factors discussed above.

Critical Accounting Policies

The discussion and analysis of the Company’s consolidated financial position and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience, outside actuarial analyses and on various other assumptions that are believed to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Following are the Company’s most critical accounting policies that affect significant areas and involve judgment and estimates. If these estimates differ materially from actual results, the impact to the consolidated financial statements may be material.

Premium Revenue Recognition

Premiums written are primarily earned on a daily pro rata basis over the terms of the policies to which they apply. A portion of premiums written is deferred to recognize Midwest Medical’s obligation to provide reporting endorsement coverage without additional premium upon the death, disability or retirement of policyholders. This amount is recorded as an unearned premium reserve and represents an actuarial estimate of the present value of future benefits to be provided less the present value of future revenues to be received. The actuarial estimate involves making assumptions with respect to the Company’s physician population including mortality and future premium costs.

Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses represents management’s best estimate of the ultimate cost of all such amounts that are unpaid at the balance sheet dates. The liability is based on both case-by-case estimates and statistical analysis and projections using the historical loss experience of Midwest Medical and gives effect to estimates of trends in claim severity and frequency. Midwest Medical utilizes an independent actuary in establishing its liability for unpaid losses and loss adjustment expenses. Establishing an appropriate liability is an inherently uncertain process as the ultimate liability may be greater or less than the amount provided. Any increase in the amount, including liabilities for insured events of prior years, could have a material adverse effect on the results of operations for the period in which any adjustment is made.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investments

Although management believes the Company has the ability to hold its fixed maturity investment portfolio to maturity, all investments, including fixed maturities, are classified as “available for sale,” as management may take advantage of opportunities to increase total return through sales of selected securities in response to changing market conditions. As a result, the Company’s investments are carried at fair value, with unrealized holding gains and losses reflected as a component of other comprehensive income, net of applicable deferred taxes. Fair values for fixed maturities and equity securities are based on quoted market prices or independent pricing services. The international equity limited partnership is recorded at its net asset value and the real estate investment trust is recorded at appraised value.

Realized gains and losses on sales of investments are reported on a pretax basis as a component of income and are determined on the specific identification basis. When evidence indicates a decline, judged to be other-than-temporary, in the underlying value or earning power of individual investments, such investments are written down to fair value by recording a realized investment loss. Factors that management may consider in determining whether an other-than-temporary impairment condition exists include:

•	whether a market decline is attributable to specific adverse conditions for a particular investment

•	whether a market decline is attributable to general market conditions that reflect prospects of the economy as a whole or prospects of a particular industry

•	the length of time and the extent to which fair value has been less than amortized cost

•	the financial condition of the issuer

•	the intent and ability of management to retain the investment for a period of time sufficient to allow for prudent anticipation of a recovery in market value

•	whether dividends have been reduced or eliminated or scheduled interest payments on debt securities have not been made

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income Taxes

Income taxes are accounted in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Accounting for income taxes involves estimating the Company’s current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. To the extent that a recovery is believed to be not likely, management is required to establish a valuation allowance. To the extent a valuation allowance is established or changed in a period, an expense or benefit is recognized within the provision for income taxes in the consolidated statements of income.

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the deferred tax assets. Based on estimates of future taxable income, management has judged that it is more likely than not that the Company will realize the benefit of the deferred tax assets and therefore has not established a valuation allowance. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could materially affect the Company’s financial position and results of operations.

Reinsurance

Midwest Medical purchases reinsurance in order to reduce its liability on individual risks and to enable it to write business at limits it otherwise would be unable to accept. Reinsurance contracts are principally excess-of-loss contracts, which indemnify Midwest Medical for losses in excess of a stated retention limit up to the policy limits. Reinsurance costs are recorded as a reduction of premium, which is referred to as ceded premium.

Midwest Medical, with the assistance of its reinsurance broker, analyzes the credit quality of its reinsurers. To date, Midwest Medical has not experienced any material difficulties in collecting reinsurance recoverables. No assurances can be given, however, regarding the future ability of any of Midwest Medical’s reinsurers to meet their obligations. To the extent any reinsurer is unable to meet their obligations, Midwest Medical would become liable for the reinsuring company’s losses under the reinsurance agreement. This possibility is mitigated by collateral that Midwest Medical holds in the form of letters of credit under the related reinsurance agreement. Midwest Medical can draw upon the letters of credit in the event the applicable reinsuring company is unable to pay its obligation.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Matters

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, non-audit services approved by the Audit Committee of the Board of Directors at its December 2002 and February 2003 meetings and to be performed by Ernst & Young LLP, the Company’s independent auditors, are (1) tax compliance and planning services and (2) business risk assessment services.

Inflation

Management considers inflation in pricing and estimating the liability for unpaid losses and loss adjustment expenses. Inflation can have an impact on medical malpractice claims where there is a long period of time from when the claim is reported to when it is settled. The actual effect of inflation on the Company’s results cannot be accurately known until claims are ultimately settled. The Company believes that its premium rate-making process and its evaluation of the liability for unpaid losses and loss adjustment expenses adequately address the effects of inflation.

Item 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss that may occur when fluctuations in interest and foreign currency exchange rates and equity and commodity prices change the value of a financial instrument. Both derivative and nonderivative financial instruments have market risk. The Company is primarily exposed to interest rate risk on its investment in fixed maturities, equity price risk on its investment in equity securities and the international equity limited partnership and foreign currency exchange rate risk on its investment in the international equity limited partnership.

Professional outside investment firms manage the Company’s investment portfolios according to the objectives and parameters set by the Company’s investment policy as approved by the Investment Committee of the Board of Directors. Under the current investment policy, the only derivative instrument the Company may use is covered call options. A call option gives the purchaser a right to buy a stock at a specified price within a specified time. The Company’s domestic equity investment manager may write call options on equity securities the Company owns (a “covered” call option) to manage exposure to equity price risk and enhance investment returns. No covered call options were written or outstanding in 2002 or 2001.

Item 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Based on the effective duration of the fixed maturity investment portfolio, an abrupt 100-basis-point increase in interest rates along the entire interest rate yield curve would adversely affect the fair value of fixed maturity investments by approximately $5,100,000 at December 31, 2002, compared to $5,800,000 at December 31, 2001.

Based on past annual performance relative to the Standard & Poor’s 500 Market Index (S&P 500), an abrupt 10% decrease in the S&P 500 would adversely affect the fair value of the Company’s investment in domestic equity securities by approximately $4,300,000 at December 31, 2002, compared to $6,000,000 at December 31, 2001.

Based on past annual performance relative to the Morgan Stanley Capital International Europe, Australasian, Far East Market Index (MSCI EAFE), an abrupt 10% decrease in the MSCI EAFE would adversely affect the fair value of the Company’s investment in the international equity limited partnership by approximately $500,000 at December 31, 2002, compared to $400,000 for the Company’s investment in international equity securities at December 31, 2001.

A hypothetical 10% weakening of all foreign currencies relative to the United States dollar would adversely affect the fair value of the Company’s investment in the international equity limited partnership by approximately $1,700,000 at December 31, 2002, compared to $1,800,000 for the Company’s investment in international equity securities at December 31, 2001.

The Company believes that none of the above scenarios would have a material effect on its net income and cash flows. This belief does not consider the possible impact of changes in economic activity that could result under each of the above scenarios. Investors, customers, regulators and legislators could respond to these fluctuations in ways the Company cannot foresee. Because the Company cannot be certain what specific actions would be taken and their effects, the above sensitivity analyses assume no significant changes in the Company’s financial structure.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of Midwest Medical Insurance Holding Company and Subsidiaries are presented on the following pages 33 through 60 of this Annual Report on Form 10-K.

Midwest Medical Insurance Holding Company and Subsidiaries

Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

Report of Independent Auditors

The Board of Directors
Midwest Medical Insurance Holding Company
      and Subsidiaries

We have audited the accompanying consolidated balance sheets of Midwest Medical Insurance Holding Company and Subsidiaries (the Company) as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Midwest Medical Insurance Holding Company and Subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 4, 2003

Midwest Medical Insurance Holding Company and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except for Share Amounts)

	December 31
	2002	2001

Assets
Investments:
Fixed maturities at fair value (amortized cost: 2002 — $143,633; 2001 — $137,844)	$144,323	$140,436
Equity securities at fair value (cost: 2002 — $27,932; 2001 — $46,432)	32,153	63,700
Short-term	41,025	21,541
Other at fair value (cost: 2002 — $40,297; 2001 — $20,000)	38,201	21,616

	255,702	247,293
Cash	1,105	1,018
Accrued investment income	1,774	2,219
Premiums receivable	9,648	9,844
Reinsurance recoverables on paid and unpaid losses	17,020	14,528
Amounts due from reinsurers	3,991	1,657
Deferred income taxes	6,873	–
Other assets	8,205	10,846

Total assets	$304,318	$287,405

Liabilities and shareholders’ equity
Liabilities:
Unpaid losses and loss adjustment expenses	$148,763	$118,574
Unearned premiums	19,724	15,489
Policyholder dividends	–	4,050
Deferred income taxes	–	1,664
Amounts due to reinsurers	6,843	6,775
Other liabilities	17,973	13,966

Total liabilities	193,303	160,518
Shareholders’ equity:
Class B Common Stock — authorized, issued and outstanding, 1 share	1	1
Class C Common Stock — authorized, 300,000 shares; issued and outstanding, 10,847 shares in 2002 and 9,298 shares in 2001; no par value	–	–
Paid-in capital	12,789	12,789
Retained earnings	96,367	99,923
Net unrealized appreciation of investments	1,858	14,174

Total shareholders’ equity	111,015	126,887

Total liabilities and shareholders’ equity	$304,318	$287,405

See accompanying notes.

Midwest Medical Insurance Holding Company and Subsidiaries

Consolidated Statements of Income

(In Thousands)

	Year Ended December 31
	2002	2001	2000

Revenues:
Net premiums earned	$70,472	$50,097	$41,344
Net investment income	11,404	12,341	12,240
Realized capital gains	1,358	6,571	10,502
Other	3,782	2,637	4,023

	87,016	71,646	68,109
Losses and expenses:
Losses and loss adjustment expenses	74,819	58,299	39,587
Policyholder dividends	–	4,050	8,108
Underwriting, acquisition and insurance expenses	10,203	8,844	7,570
Other operating expenses	8,114	6,901	6,822

	93,136	78,094	62,087

(Loss) income from continuing operations before tax	(6,120)	(6,448)	6,022
Income tax (benefit) expense	(2,564)	(2,222)	437

(Loss) income from continuing operations after tax	(3,556)	(4,226)	5,585
Discontinued operations:
Loss from discontinued operations, net of tax	–	(135)	(299)
Loss on disposal, net of tax	–	(240)	–

Net (loss) income	$(3,556)	$(4,601)	$5,286

See accompanying notes.

Midwest Medical Insurance Holding Company and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In Thousands)

					Accumulated
		Class B			Other
		Common	Paid-In	Retained	Comprehensive
	Total	Stock	Capital	Earnings	Income

Balance at December 31, 1999	$147,801	$1	$12,789	$100,095	$34,916
Reclassification of equity components related to stock restructure	172	–	–	–	172
Comprehensive income (loss):
Net income	5,286	–	–	5,286	–
Other comprehensive income (loss):
Unrealized losses on securities, net of $2,515 in tax benefits	(4,873)	–	–	–	(4,873)
Reclassification adjustment for gains included in net income, net of $3,571 in taxes	(6,931)	–	–	–	(6,931)

Total comprehensive income (loss)	(6,518)
Dividend paid by Midwest Medical Insurance Company to Midwest Medical Insurance Holding Company	(3,000)	–	–	(3,000)	–
Net loss of non-insurance entities includable in Class A Common Stock redemption value	3,496	–	–	3,496	–
Excess of tender price over redemption value related to stock restructure	(1,353)	–	–	(1,353)	–

Balance at December 31, 2000	140,598	1	12,789	104,524	23,284
Comprehensive income (loss):
Net loss	(4,601)	–	–	(4,601)	–
Other comprehensive income (loss):
Unrealized losses on securities, net of $2,459 in tax benefits	(4,773)	–	–	–	(4,773)
Reclassification adjustment for gains included in net income, net of $2,234 in taxes	(4,337)	–	–	–	(4,337)

Total comprehensive income (loss)	(13,711)

Balance at December 31, 2001	126,887	1	12,789	99,923	14,174
Comprehensive income (loss):
Net loss	(3,556)	–	–	(3,556)	–
Other comprehensive income (loss):
Unrealized losses on securities, net of $5,883 in tax benefits	(11,420)	–	–	–	(11,420)
Reclassification adjustment for gains included in net income, net of $462 in taxes	(896)	–	–	–	(896)

Total comprehensive income (loss)	(15,872)

Balance at December 31, 2002	$111,015	$1	$12,789	$96,367	$1,858

See accompanying notes.

Midwest Medical Insurance Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31
	2002	2001	2000

Operating activities
Net (loss) income	$(3,556)	$(4,601)	$5,286
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Decrease in accrued investment income	445	67	31
Decrease (increase) in premiums receivable	196	(3,630)	929
(Increase) decrease in reinsurance recoverables	(2,492)	4,305	452
(Increase) decrease in amounts due from reinsurers	(2,334)	(267)	2,443
Decrease (increase) in other assets	2,641	(2,240)	(805)
Deferred tax provision	(2,192)	(278)	516
Increase (decrease) in unpaid losses and loss adjustment expenses	30,189	96	(663)
Increase (decrease) in unearned premiums	4,235	3,439	(747)
Decrease in policyholder dividends	(4,050)	(4,058)	(2,067)
Increase in amounts due to reinsurers	68	1,527	5,248
Increase in other liabilities	2,692	3,342	365
Premium amortization, net of accretion of bond discount	193	40	(253)
Realized capital gains	(1,358)	(6,571)	(10,502)
Compensation expense for vested Class A Common Stock	–	–	1,311

Net cash provided by (used in) operating activities	24,677	(8,829)	1,544
Investing activities
Purchases of fixed maturity investments and equity securities	(194,513)	(118,633)	(106,361)
Purchases of other investments	(20,297)	(10,000)	–
Sales of fixed maturity investments and equity securities	206,689	136,098	120,049
Calls and maturities of fixed maturity investments	1,700	3,360	4,180
Net purchases of short-term investments	(19,484)	(1,954)	(10,459)

Net cash (used in) provided by investing activities	(25,905)	8,871	7,409
Financing activities
Assumption of debt	1,315	–	–
Redemption of Class A Common Stock	–	–	(9,798)

Net cash provided by (used in) financing activities	1,315	–	(9,798)

Increase (decrease) in cash	87	42	(845)
Cash at beginning of year	1,018	976	1,821

Cash at end of year	$1,105	$1,018	$976

See accompanying notes.

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2002

1.     Accounting Policies

Organization and Operations

The Company’s consolidated financial statements include the accounts of Midwest Medical Insurance Holding Company (Midwest Holding) and its wholly owned subsidiaries, Midwest Medical Insurance Company (Midwest Medical), MMIC Benefits, Inc. (Benefits), Midwest Medical Solutions, Inc. (Medical Solutions) and MMIC Business Office Solutions, Inc. (Office Solutions). All transactions between Midwest Holding and its subsidiaries have been eliminated in consolidation, with the exception of the distribution of capital to Midwest Holding by Midwest Medical in the form of dividends for periods prior to 2001.

Hereafter, Midwest Holding, Midwest Medical, Benefits, Medical Solutions and Office Solutions shall be collectively referred to as the Company unless the reference pertains to a specific entity.

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

During 1997, the Company formed Medical Solutions as a business development company to strengthen and promote the independence and interdependencies of physicians, clinics and hospitals that the Company serves. Business development opportunities being pursued include practice enhancement, strategic consulting and technology services and support.

In January 1998, Medical Solutions purchased the assets of MedPower Information Services, Inc. Medical Solutions then contributed those assets to its newly formed, wholly owned subsidiary, MedPower Information Resources, Inc. MedPower was subsequently sold, effective July 31, 2001. MedPower processed and electronically submitted medical claims for a network of more than 100 provider entities (see Note 2).

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.     Accounting Policies (continued)

Benefits was incorporated in 1995 and began active operations in January 1999 with the acquisition of a block of business from Johnson-McCann Benefits, Inc. Benefits is an insurance agency specializing in providing clients with group insurance products such as health, dental, life, disability and workers’ compensation.

Office Solutions began operations in February 2002 to provide physicians with business office outsourcing services. The main outsourcing service is the billing and collection of patient accounts.

Midwest Holding provides management and administrative services to Midwest Medical and Medical Solutions for a fee generally equal to the cost of services provided. Benefits and Office Solutions operate independently and do not have management agreements with Midwest Holding.

Midwest Medical provides professional liability insurance to physicians, clinics, hospitals and healthcare systems in Minnesota, Iowa, Nebraska, North Dakota, South Dakota, Wisconsin and Illinois. Insurance policies issued by Midwest Medical are on a “claims made” basis and provide coverage for the policyholder for claims first made against the policyholder and reported to Midwest Medical during the policy period for claims which occurred on or after the retroactive date stated in the policy.

Midwest Medical provides, upon payment of an additional premium, a reporting endorsement which extends the period in which claims otherwise covered by the “claims made” policy may be reported to Midwest Medical. In the event of death or permanent disability of a policyholder, the reporting endorsement is issued without additional premium. Upon retirement, as defined in the policy, a policyholder with at least five years of consecutive coverage with Midwest Medical is eligible for a credit toward the additional premium for the reporting endorsement.

Prior acts coverage may be purchased by policyholders who were previously insured under a “claims made” policy with another professional liability insurer for an additional premium at the option of the insured in lieu of purchasing reporting endorsement coverage from the previous insurer.

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.     Accounting Policies (continued)

Basis of Presentation

The consolidated financial statements have been presented in conformity with accounting principles generally accepted in the United States, which differ in certain respects from statutory accounting practices followed by Midwest Medical in reporting to the Minnesota Department of Commerce (see Note 14).

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

Investments

The Company manages its investment portfolio to achieve its long-term investment objective of providing for the financial stability of the Company through preservation of assets and maximization of total portfolio return. Although management believes the Company has the ability to hold its fixed maturity investment portfolio to maturity, these investments are classified as “available for sale,” as management may take advantage of opportunities to increase total return through sales of selected securities in response to changing market conditions.

Consistent with management’s classification of its investment in debt and equity securities as available for sale, such investments are carried at fair value, with unrealized holding gains and losses reflected as a component of other comprehensive income, net of applicable deferred taxes.

Fair values are based on quoted market prices, where available. For fixed maturity investments not actively traded, fair values are estimated using values obtained from independent pricing services.

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.     Accounting Policies (continued)

Short-term investments are principally money market funds and commercial paper with maturities of less than one year. Short-term investments are recorded at cost, which approximates fair value.

Other investments consist of less than 20% equity interests in a nontraded real estate investment trust and an international equity limited partnership. The real estate investment trust is recorded at appraised value and the international equity limited partnership is recorded at its net asset value.

Realized gains and losses on sales of investments are reported on a pretax basis as a component of income and are determined on the specific identification basis.

When evidence indicates a decline, which is other than temporary, in the underlying value or earning power of individual investments, such investments are written down to fair value by a charge to income.

Securities Lending

The Company engages in securities lending through its investment custodian, U.S. Bank, whereby certain securities are loaned to other institutions for short periods of time. Such securities are in investments on the consolidated balance sheets. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the market value of the loaned securities fluctuates. Initial collateral, primarily cash, is required at a rate of 102% of the market value of a loaned security. The collateral is deposited by the borrower with U.S. Bank, and retained and invested by U.S. Bank according to the terms of the securities lending agreement to generate additional income. The agreement also provides that U.S. Bank will indemnify the Company if the borrower defaults, becomes insolvent or fails to return the loaned securities. As of December 31, 2002, the Company had securities on loan with a fair market value of $78,042,000, which were collateralized by $80,654,000 of cash. The fair market value of the collateral was 103.3% of the fair market value of the securities on loan. The Company has not repledged the collateral.

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.     Accounting Policies (continued)

Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses represents management’s best estimate of the ultimate cost of all such amounts which are unpaid at the balance sheet dates. The liability is based on both case-by-case estimates and statistical analysis and projections using the historical loss experience of Midwest Medical and gives effect to estimates of trends in claim severity and frequency. These estimates are continually reviewed and, as adjustments become necessary, such adjustments are included in current operations. Midwest Medical believes that the estimate of the liability for losses and loss adjustment expenses is reasonable.

Premiums

Premiums received are recorded as earned ratably over the lives of the policies to which they apply. A portion of premiums received is deferred to recognize Midwest Medical’s obligation to provide reporting endorsement coverage without additional premium upon the death, disability or retirement of policyholders. This amount is recorded as an unearned premium reserve and represents the actuarially determined present value of future benefits to be provided less the present value of future revenues to be received.

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

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1.     Accounting Policies (continued)

Acquisition Costs

Acquisition costs are expensed when incurred rather than deferred and amortized ratably over the lives of the policies to which they apply. As the majority of the policies are on a calendar-year basis, most of the acquisition costs would be fully amortized by the end of the year.

Other Revenues

Other revenues consist primarily of Benefits’ commission income from insurance carriers and Medical Solutions’ technology consulting and software sales and support to healthcare providers. Generally, such revenues are earned as the related services and products are performed or provided.

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

2.     Discontinued Operations

As mentioned in Note 1, the Company sold all of the capital stock of MedPower to ClaimLynx, Inc., effective July 31, 2001. Proceeds from the sale were $150,000. The Company recorded a $240,000 loss on the sale, net of an income tax benefit of $124,000. No significant assets or liabilities of MedPower remain. The Company’s consolidated statements of income separately disclose, as discontinued operations, the operating results and sale of MedPower, net of tax. Prior periods have been restated accordingly.

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3.     Capital Structure

Midwest Holding has issued two classes of Common Stock. Each physician insured receives one share of Class C stock at no cost upon commencing coverage with Midwest Medical. The share of stock must be returned to the Company upon termination of insurance coverage. There is no payment to the shareholder upon return of Class C shares. Each share entitles the owner to one vote on matters that are subject to shareholder vote or approval. In the event of liquidation, sale, or similar transaction involving Midwest Holding or Midwest Medical, Class C shareholders would participate in the proceeds according to a distribution formula developed by the Board of Directors. This formula takes into account the underwriting risk classification and years of coverage of each shareholder.

Midwest Holding has also issued one share of Class B voting stock that carries with it the right to elect the Board of Directors of Midwest Holding. The Minnesota Medical Association and the Iowa Medical Society currently exercise these voting rights. A majority of the Class C shareholders may at any time, by a two-thirds vote, elect to redeem the Class B share at cost.

Prior to 2001, each physician insured received Class A shares upon commencing coverage with Midwest Medical. These shares had identical voting and liquidation rights to the current Class C shares. The Board of Directors of Midwest Holding approved a tender offer for the exchange and redemption of substantially all Class A shares owned by Class A shareholders of record on April 30, 2000. Pursuant to the offer, Class A shareholders who tendered their shares received $66 for each Class A share owned, plus one Class C share. The tender offer was conducted from May 2000 until closing effective July 31, 2000. Remaining shares outstanding after closing of the tender offer were subsequently acquired pursuant to individual offers under identical terms. All outstanding Class A Common Shares of Midwest Holding were exchanged and redeemed as of December 31, 2000. During 2000, payments of $9,541,000 were made to Class A shareholders for stock redemptions related to these offers.

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4.     Investments

Components of net investment income are summarized as follows:

	2002	2001	2000

		(In Thousands)
Fixed maturities	$9,367	$10,001	$10,722
Equity securities	593	996	878
Short-term investments	478	925	1,002
Other investments	2,008	1,482	857

	12,446	13,404	13,459
Investment expenses	(1,042)	(1,063)	(1,219)

	$11,404	$12,341	$12,240

The cost (amortized cost for fixed maturities) and fair value of available-for-sale investments are as follows:

	December 31, 2002

		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

		(In Thousands)
Fixed maturities:
United States Government	$68,926	$1,864	$(134)	$70,656
Public utilities	1,451	–	(48)	1,403
Industrial and other	73,256	2,245	(3,237)	72,264

Total	$143,633	$4,109	$(3,419)	$144,323

Equity securities:
Common stock:
Banks, trusts and insurance companies	$3,126	$1,331	$–	$4,457
Industrial, miscellaneous and other	24,806	4,126	(1,236)	27,696

Total	$27,932	$5,457	$(1,236)	$32,153

Other long-term investments:
Real estate investment trust	$20,424	$998	$–	$21,422
International equity limited partnership	19,873	–	(3,094)	16,779

Total	$40,297	$998	$(3,094)	$38,201

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Investments (continued)

	December 31, 2001

		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

		(In Thousands)
Fixed maturities:
United States Government	$44,859	$583	$(29)	$45,413
Public utilities	1,451	–	(157)	1,294
Industrial and other	91,534	2,915	(720)	93,729

Total	$137,844	$3,498	$(906)	$140,436

Equity securities:
Common stock:
Banks, trusts and insurance companies	$3,792	$3,910	$(77)	$7,625
Industrial, miscellaneous and other	42,640	17,117	(3,682)	56,075

Total	$46,432	$21,027	$(3,759)	$63,700

Other long-term investments:
Real estate investment trust	$20,000	$1,616	$–	$21,616

The components of the unrealized appreciation on available-for-sale securities as of December 31 are as follows:

	2002	2001

	(In Thousands)
Fixed maturities:
Gross unrealized gains	$4,109	$3,498
Gross unrealized losses	(3,419)	(906)
Equity securities:
Gross unrealized gains	5,457	21,027
Gross unrealized losses	(1,236)	(3,759)
Other long-term investments:
Gross unrealized gains	998	1,616
Gross unrealized losses	(3,094)	–

	2,815	21,476
Deferred income taxes	(957)	(7,302)

	$1,858	$14,174

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4.     Investments (continued)

The amortized cost and market value of fixed maturities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Market
	Cost	Value

	(In Thousands)
Due in one year or less	$–	$–
Due after one year through five years	21,044	21,827
Due after five years through ten years	40,888	42,010
Due after ten years	81,701	80,486

	$143,633	$144,323

Proceeds from sales of available-for-sale investments and the related gross realized gains and losses are as follows:

		Gross	Gross
	Proceeds	Realized	Realized
	From Sales	Gains	Losses

	(In Thousands)
Year ended December 31, 2002:
Fixed maturities	$160,162	$5,138	$(1,470)
Equity securities	46,527	6,103	(6,800)
Year ended December 31, 2001:
Fixed maturities	98,700	1,244	(1,428)
Equity securities	37,398	12,477	(5,722)
Year ended December 31, 2000:
Fixed maturities	70,372	364	(2,107)
Equity securities	49,677	17,817	(5,572)

During 2002, the Company recorded realized investment losses for declines in value that were deemed other-than-temporary on fixed maturity securities totaling $1,613,000.

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4.     Investments (continued)

Net unrealized appreciation of fixed maturities (decreased) increased by $(1,902,000), $4,908,000 and $3,198,000 and net unrealized appreciation of equity securities decreased by $(13,047,000), $(19,411,000) and $(22,003,000) for the years ended December 31, 2002, 2001 and 2000, respectively. Net unrealized appreciation of other long-term investments (decreased) increased by $(3,712,000), $701,000 and $915,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

5.     Policyholder Dividends

In 1999, Midwest Medical instituted a policyholder dividend program that replaced the previous retrospective premium credit program for physicians. To implement the program, Midwest Medical issued participating policy endorsements to all active physician, clinic and hospital accounts during 1999 and 2000. Participating policies represented approximately 94%, 96% and 96% of total premiums in force and premium income at December 31, 2002, 2001 and 2000, respectively. Dividends declared for the years ended December 31 are as follows:

	2002	2001	2000

	(In Thousands)
Physicians and clinics	$–	$4,050	$8,000
Hospitals	–	–	108

Total	$–	$4,050	$8,108

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

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6.     Unpaid Losses and Loss Adjustment Expenses

The reconciliation of the liability for unpaid losses and loss adjustment expenses is as follows:

	2002	2001

	(In Thousands)
Balance as of January 1, net of reinsurance recoverables	$104,870	$100,264
Incurred related to:
Current year	71,919	58,127
Prior years	2,900	172

Total incurred	74,819	58,299
Paid related to:
Current year	3,889	2,849
Prior years	43,569	50,844

Total paid	47,458	53,693

Balance as of December 31, net of reinsurance recoverables	132,231	104,870
Reinsurance recoverables at December 31	16,532	13,704

Balance as of December 31, gross	$148,763	$118,574

Midwest Medical continually evaluates emerging trends in the development of loss liabilities. Based on this analysis, management periodically adjusts its estimates of ultimate losses. The unfavorable development on 2001 reserves is primarily a factor of an increase in claims severity as well as the Minnesota legislative action extending the statute of limitations from two to four years.

7.     Segment Information

The Company is organized into five legal entity business segments consisting of Midwest Holding, Midwest Medical, Benefits, Medical Solutions and Office Solutions. The business and accounting policies of the reportable segments are described in Note 1 to the consolidated financial statements. Management evaluates the performance of each business segment based primarily on profit or loss from operations. With the exception of the international equity limited partnership and foreign stocks and bonds held as investments by Midwest Medical, all business transactions are conducted in the United States. The following financial information summarizes the results of operations and total assets reported by the business segments for the years ended 2002, 2001 and 2000.

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.	Segment Information (continued)

	2002

	Midwest	Midwest		Medical	Office
	Holding	Medical	Benefits	Solutions	Solutions	Eliminations(1)	Consolidated

	(In Thousands)
Revenues:
External customers	$–	$70,472	$2,373	$1,717	$37	$–	$74,599
Intersegment	16,106	–	–	264	–	(16,370)	–
Net investment (loss) income	(416)	11,391	2	2	1	424	11,404
Other(2)	26	1,411	–	–	–	(424)	1,013

	15,716	83,274	2,375	1,983	38	(16,370)	87,016
Total expenses	17,289	85,023	2,648	4,337	209	(16,370)	93,136

Loss from continuing operations before tax	(1,573)	(1,749)	(273)	(2,354)	(171)	–	(6,120)
Income tax benefit	(522)	(1,096)	(87)	(801)	(58)	–	(2,564)

Loss from continuing operations after tax	$(1,051)	$(653)	$(186)	$(1,553)	$(113)	$–	$(3,556)

Total assets	$117,398	$294,277	$3,139	$1,854	$197	$(112,547)	$304,318

(1)	Intersegment eliminations for revenues and expenses are primarily for management and administrative services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly owned subsidiaries, intersegment receivables for management fees and reclassifications between assets and liabilities primarily for taxes.

(2)	Other revenues consist primarily of net realized capital gains.

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Segment Information (continued)

	2001

	Midwest	Midwest		Medical	Office
	Holding	Medical	Benefits	Solutions	Solutions	Eliminations(1)	Consolidated

	(In Thousands)
Revenues:
External customers	$–	$50,097	$2,196	$836	$–	$–	$53,129
Intersegment	15,206	–	–	135	–	(15,341)	–
Net investment (loss) income	(401)	12,289	8	19	–	426	12,341
Other (2)	75	6,527	–	–	–	(426)	6,176

	14,880	68,913	2,204	990	–	(15,341)	71,646
Total expenses	16,416	71,193	2,531	3,295	–	(15,341)	78,094

Loss from continuing operations before tax	(1,536)	(2,280)	(327)	(2,305)	–	–	(6,448)
Income tax benefit	(475)	(857)	(106)	(784)	–	–	(2,222)

Loss from continuing operations after tax	$(1,061)	$(1,423)	$(221)	$(1,521)	$–	$–	$(4,226)

Total assets	$132,163	$286,878	$3,083	$1,663	$–	$(136,382)	$287,405

(1)	Intersegment eliminations for revenues and expenses are primarily for management and administrative services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly owned subsidiaries, intersegment receivables for management fees and reclassifications between assets and liabilities primarily for taxes.

(2)	Other revenues consist primarily of net realized capital gains.

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.	Segment Information (continued)

	2000

	Midwest	Midwest		Medical	Office
	Holding	Medical	Benefits	Solutions	Solutions	Eliminations(1)	Consolidated

	(In Thousands)
Revenues:
External customers	$–	$41,900	$1,717	$266	$–	$–	$43,883
Intersegment	15,372	–	–	14	–	(15,386)	–
Net investment (loss) income	(1,138)	12,166	9	15	–	1,188	12,240
Other(2)	214	12,006	–	–	–	(234)	11,986

	14,448	66,072	1,726	295	–	(14,432)	68,109
Total expenses	17,306	55,264	1,836	2,113	–	(14,432)	62,087

(Loss) income from continuing operations before tax	(2,858)	10,808	(110)	(1,818)	–	–	6,022
Income tax (benefit) expense	(939)	2,026	(32)	(618)	–	–	437

(Loss) income from continuing operations after tax	$(1,919)	$8,782	$(78)	$(1,200)	$–	$–	$5,585

Total assets	$154,133	$304,932	$2,192	$2,116	$–	$(161,632)	$301,741

(1)	Intersegment eliminations for revenues and expenses are primarily for management, administrative and investment services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly owned subsidiaries, intersegment receivables for management fees and reclassifications between assets and liabilities primarily for taxes.

(2)	Other revenues consist primarily of net realized capital gains and interest received on federal income tax refunds.

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.	Income Taxes

Components of income tax (benefit) expense are as follows:

	2002	2001	2000

	(In Thousands)
Current provision	$(372)	$(1,944)	$(79)
Deferred tax provision	(2,192)	(278)	516

	$(2,564)	$(2,222)	$437

The Company’s income taxes differ from the federal statutory rate applied to income before tax as follows:

	2002	2001	2000

	(In Thousands)
Income before tax at the federal statutory rate of 34%	$(2,081)	$(2,192)	$2,048
Dividends received deductions (net of proration adjustment)	(58)	(66)	(77)
State income taxes, net of federal tax benefit	(12)	11	155
Benefit for prior year income taxes	(443)	–	(1,697)
Other	30	25	8

	$(2,564)	$(2,222)	$437

The deferred income tax provision includes the following differences between financial and income tax reporting:

	2002	2001	2000

	(In Thousands)
Discounting of post-1986 unpaid losses and loss adjustment expenses	$(967)	$204	$290
Liabilities not currently deductible	(337)	(250)	12
Unearned and advanced premiums	(223)	(422)	87
Other-than-temporary investment impairments	(548)	–	–
Investment income not currently taxable	278	183	34
Supplemental Executive Retirement Plan (SERP)	(411)	(145)	(162)
Other	16	152	255

	$(2,192)	$(278)	$516

The Company made income tax payments of $7,000, $655,000 and $2,298,000 in 2002, 2001 and 2000, respectively.

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.	Income Taxes (continued)

The components of the net deferred income tax asset (liability) as of December 31 are as follows:

	2002	2001

	(In Thousands)
Deferred tax assets:
Unpaid losses and loss adjustment expenses	$4,463	$3,496
Liabilities not currently deductible	1,775	1,438
Unearned and advanced premiums	1,442	1,219
Other	2,045	623

	9,725	6,776
Deferred tax liabilities:
Unrealized gains	(957)	(7,302)
Other	(1,895)	(1,138)

	(2,852)	(8,440)

	$6,873	$(1,664)

The Company is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred income tax assets and therefore, no valuation allowance has been established.

9.	Reinsurance

To reduce overall risk, including exposure to large losses, Midwest Medical participates in various reinsurance programs. Midwest Medical would only become liable for losses in excess of its retention limits in the event that any reinsuring company were unable to meet its obligations under the existing agreement. Management is not aware of any such default at December 31, 2002. Midwest Medical evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Reinsurance recoverables on paid and unpaid losses of $4,602,000 and $8,167,000 are associated with a single reinsurer, General Reinsurance Corporation, at December 31, 2002 and 2001, respectively. Midwest Medical also holds collateral under related reinsurance agreements in the form of letters of credit totaling $5,290,000 that can be drawn upon in the event the applicable reinsuring company is unable to pay its obligation to Midwest Medical.

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Reinsurance (continued)

Midwest Medical is authorized to issue policies with limits not to exceed $12,000,000 for each claim and $14,000,000 in the aggregate under each policy in any one policy year. Limits in excess of $12,000,000 for each claim and $14,000,000 annual aggregate are available to physicians and clinics through reinsurance placed on a facultative basis by Midwest Medical. Midwest Medical’s reinsurance program is structured in two components: “basic” and “excess.” Under the basic component, Midwest Medical generally retains the first $1,000,000 of each claim and reinsures the next $1,000,000 through a treaty under which premiums are based on a flat rate and could be subject to adjustment through a profit-sharing provision. Under the excess component, Midwest Medical acts as an intermediary and cedes the full amount of the risk for policies with limits of $2,000,000 for each claim and $4,000,000 in the aggregate up to $12,000,000 for each claim and $14,000,000 in the aggregate. The reinsurance premium for the excess component is a percentage of the preceding layer of coverage gross of any ceding commission paid by reinsurers to Midwest Medical. For the years 1995 through 2000, Midwest Medical generally retained the first $750,000 of each claim and reinsured the remainder through a treaty under which premiums are subject to adjustment based on experience.

The effect of reinsurance on premiums written and earned for 2002, 2001 and 2000 is as follows:

	2002		2001		2000

	Written	Earned	Written	Earned	Written	Earned

	(In Thousands)		(In Thousands)		(In Thousands)
Current year:
Direct	$90,291	$86,111	$65,556	$62,160	$48,554	$49,302
Assumed	215	160	116	71	76	76
Ceded – basic	(8,264)	(7,892)	(5,838)	(5,589)	(5,206)	(5,153)
Ceded – excess	(9,553)	(7,591)	(3,515)	(3,496)	(2,011)	(2,247)

	72,689	70,788	56,319	53,146	41,413	41,978
Prior years:
Ceded	(316)	(316)	(3,049)	(3,049)	(634)	(634)

Net	$72,373	$70,472	$53,270	$50,097	$40,779	$41,344

Loss and loss adjustment expenses incurred are net of applicable reinsurance of $8,343,000, $5,452,000 and $5,315,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10.	Benefit Plans

Substantially all employees of Midwest Holding are covered by a noncontributory defined contribution pension plan. Contributions to the plan are based upon each covered employee’s salary. Substantially all employees at Midwest Holding are also covered by a 401(k) plan that provides a 50% match on employee contributions subject to certain limitations. Total contributions charged to expense for the years ended December 31, 2002, 2001 and 2000 were $830,000, $717,000 and $583,000, respectively.

Midwest Holding provides an unfunded Supplemental Executive Retirement Plan (SERP) which is a nonqualified, defined benefit retirement plan covering certain Midwest Holding officers. Benefits are based upon years of service and compensation. Although the plan is technically unfunded, Midwest Holding invests in specified assets which are designed to coordinate with the projected obligation under the SERP. The net periodic pension cost for this plan was $651,000, $636,000 and $574,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The liability recognized in the consolidated balance sheets at December 31, 2002 and 2001 related to this plan was $4,035,000 and $3,561,000, respectively.

Midwest Holding also provides medical benefits to retirees through a defined benefit postretirement plan which covers substantially all employees. The net periodic postretirement benefit cost for the years ended December 31, 2002, 2001 and 2000 was $70,000, $38,000 and $36,000, respectively. As of December 31, 2002 and 2001, the net postretirement benefit plan liability was $151,000 and $86,000, respectively.

11.	Leases

The Company leases office space and equipment under lease agreements that expire at various intervals over the next five years and are subject to renewal options at market rates prevailing at the time of renewal. Rental expense for all leases was $1,315,000 and $1,093,000 for 2002 and 2001, respectively. At December 31, 2002, future minimum payments under noncancelable leases are as follows (in thousands):

2003	$853
2004	804
2005	765
2006	244
2007	8
Thereafter	–

$2,674

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12.	Debt

In 2002, Medical Solutions negotiated an installment loan in the amount of $1,930,000 to finance the purchase of an unlimited license agreement to resell electronic practice management and electronic medical records software. The loan calls for 36 monthly payments of $58,634 with an effective interest rate of approximately 5.9%. The first and second loan installments of $1,036,000 and $279,000 have been received in December 2002, while the remaining two loan installments will be received in 2003. No interest expense was incurred in 2002.

13.	Commitment and Contingencies

The Company is named as a defendant in various legal actions in the course of conducting its business. Management believes the resolution of those actions will not have a material effect on the Company’s financial position or results of operations.

14.	Reconciliation With Statutory Accounting Principles

The National Association of Insurance Commissioners (NAIC) revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual became effective January 1, 2001. Midwest Medical’s domiciliary state of Minnesota adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that Midwest Medical used to prepare its statutory-basis financial statements. Although the implementation of Codification had a negative impact on Midwest Medical’s statutory-basis capital and surplus, management believes Midwest Medical remains in compliance with all regulatory and contractual obligations.

Accounting principles generally accepted in the United States differ in certain respects from the accounting practices prescribed or permitted by insurance regulatory authorities (statutory basis).

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14.	Reconciliation With Statutory Accounting Principles (continued)

The following is a reconciliation of net (loss) income and shareholders’ equity under U.S. GAAP with that reported for Midwest Medical on a statutory basis:

	Net (Loss) Income
	Year Ended December 31

	2002	2001	2000

	(In Thousands)
On the basis of U.S. GAAP, Midwest Medical only	$(653)	$(1,423)	$8,782
Additions:
Deferred income taxes	(1,589)	92	836
Other	(5)	–	–

On the basis of statutory accounting principles	$(2,247)	$(1,331)	$9,618

	Shareholders' Equity
	December 31

	2002	2001	2000

	(In Thousands)
On the basis of U.S. GAAP, Midwest Medical only	$107,056	$120,018	$141,935
Additions (deductions):
Deferred income taxes	233	881	7,714
Unrealized (gain) loss on fixed maturities	(685)	(2,592)	2,316
Nonadmitted assets	(3,919)	(275)	(11,564)
Prescribed market value differences	–	95	(16)
Other	(4)	–	1

On the basis of statutory accounting principles	$102,681	$118,127	$140,386

Under Minnesota insurance statutes, Midwest Medical is required to maintain statutory surplus in excess of ten times its per risk reinsurance retention limit. Since Midwest Medical limited its retention to $1,000,000 on any single risk, the minimum statutory surplus level was $10,000,000 for 2002.

Midwest Medical Insurance Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14.	Reconciliation With Statutory Accounting Principles (continued)

Dividends that exceed the greater of 10% of Midwest Medical’s prior year-end policyholder surplus or Midwest Medical’s prior year net income excluding realized capital gains are considered extraordinary under Minnesota insurance statutes. Payment of extraordinary dividends is subject to the approval of the Commissioner of the Minnesota Department of Commerce. At December 31, 2002, the maximum dividend that may be paid by Midwest Medical in 2003 without regulatory approval is approximately $10,268,000. Cash dividends paid to Midwest Holding by Midwest Medical in 2002, 2001 and 2000 were $-0-, $11,400,000 and $3,000,000, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The names and ages of the directors of Midwest Holding, the year each first became a director and the number of Class C Common Shares owned by each as of December 31, 2002 are as follows:

				Class C
				Common
		Director	Principal	Shares
Name	Age	Since	Occupation	Owned

Michael D. Abrams	41	1996	Exec. VP – Iowa Medical Society	–
John R. Balfanz, M.D.	57	1995	Physician	1
Gail P. Bender, M.D.	55	1996	Physician	1
James R. Bishop, M.D. Board Secretary	61	1994	Physician	1
David P. Bounk	56	1995	President/CEO – Midwest Holding	–
Terence P. Cahill, M.D.	46	2000	Physician	1
Mary S. Carpenter, M.D.	46	2002	Physician	1
Peter J. Daly, M.D.	43	2001	Physician	1
G. Richard Geier, Jr., M.D. Board Chair	62	1995	Physician	1
Anthony C. Jaspers, M.D.	55	1996	Physician	1
Jack L. Kleven	56	1999	President – Midwest Medical	–
Russel J. Kuzel, M.D.	50	1997	Physician	1
Wayne F. Leebaw, M.D. Board Vice Chair	59	1994	Physician	1
Mark O. Liaboe, M.D.	49	1999	Physician	1
Patricia J. Lindholm, M.D.	46	2000	Physician	1
Stephen A. McCue, M.D.	61	1995	Physician	1
Roger H. Meyer, M.D.	64	2000	Physician	1
Harold W. Miller, M.D.	55	1996	Physician	1
Mark D. Odland, M.D.	50	1996	Physician	1
Paul S. Sanders, M.D.	58	1984	CEO – MN Medical Association	–
Thomas M. Tedford, M.D.	46	2001	Physician	1
Tom D. Throckmorton, M.D.	57	1997	Physician	1
R. Bruce Trimble, M.D.	62	1993	Physician	1
William L. Youmans, M.D.	51	2001	Physician	1

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

The bylaws of Midwest Holding provide that Midwest Holding’s Board of Directors shall include the following: (1) up to 20 physicians divided into three classes and elected for staggered three-year terms; (2) for as long as the Class B Common Share is outstanding, the Chief Executive Officer of the Minnesota Medical Association and the Executive Vice President of the Iowa Medical Society, both of whom shall be ex-officio directors; (3) the President of Midwest Holding and the President of Midwest Medical as ex-officio directors and (4) such additional ex-officio and advisory members as the Board of Directors may determine. At least two-thirds of the voting members of the Board of Directors must be physician directors. All physician directors must be members of a state medical association and insured by Midwest Medical. The Minnesota Medical Association, which has the exclusive right to elect directors, has agreed to elect the directors nominated by a committee of the Board of Directors.

The bylaws of Midwest Medical provide that the directors of Midwest Holding shall also serve as the directors of Midwest Medical, with the exception of any outside directors of Midwest Holding. Outside directors are persons who are not policyholders of Midwest Medical or not members of any state medical society. Currently, Midwest Holding does not have any outside directors so the boards of Midwest Holding and Midwest Medical are identical.

Pursuant to the merger with Iowa Physicians, the bylaws of Midwest Holding were amended to provide for the election of directors who are members of the Iowa Medical Society in a number, when compared to the total number of directors, which is proportionate to the number of Iowa insureds compared to the total number of Midwest Medical insureds. This is subject to a minimum of two Iowa directors, one of whom shall be the Executive Vice President of the Iowa Medical Society, for as long as the Class B Common Share is outstanding. The Minnesota Medical Association has placed the Class B Voting Share in a voting trust, which requires the trustee to vote the share for the election of the Iowa directors nominated by the Iowa Medical Society.

Directors serve until their successors are elected and qualified, or until their prior resignation, removal, death or disqualification.

As of December 31, 2002, the directors of Midwest Holding, as a group, owned 20 Class C Common Shares, or less than 1% of the total Class C Common Shares outstanding as of that date. Executive officers have not owned any Class C Common Shares at any time.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

All of the directors have been principally engaged in the practice of medicine for more than five years except for Dr. Paul S. Sanders, who has been the President and CEO of the Minnesota Medical Association since 1990; Michael D. Abrams, who has been the Executive Vice President of the Iowa Medical Society since 1996; David P. Bounk, who has been the President and CEO of Midwest Holding since 1990 and Jack L. Kleven, who has been the COO of Midwest Holding and President of Midwest Medical since 1999. Prior to 1990, Dr. Sanders was principally engaged in the practice of medicine. Prior to 1996, Mr. Abrams was Director, Government Relations of the Indiana Medical Association for nine years.

The Chair of the Board of Directors (currently Dr. Geier) is paid an annual fee of $68,000. All members of the Board of Directors currently are paid $1,250 for each meeting of the Board of Directors they attend. In addition, members of the Executive Committee currently are paid $1,250 for each meeting of the Executive Committee they attend, and committee chairs are paid $1,000 for each meeting of the standing committee they chair. Other members of standing committees currently are paid between $500 and $800, depending upon distance traveled, for each committee meeting they attend.

Executive Officers

The names, ages and positions of the executive officers of the Company are as follows:

		Position With
		Company and	Period of Service as
Name	Age	Principal Occupation	an Officer

David P. Bounk	56	President and Chief Executive Officer — Midwest Holding	1990 to date
Niles A. Cole	41	Vice President — Finance, Treasurer and Chief Financial Officer	1998 to date
Jack L. Kleven	56	President — Midwest Medical and Chief Operating Officer — Midwest Holding	1986 to date
Thomas H. Lee	59	Vice President — Medical Solutions	1999 to date
Elizabeth S. Lincoln	49	Vice President – Law and Health Policy	1990 to date
Debra L. McBride	48	Vice President — Risk Management	2000 to date
Gerald M. O’Connell	48	Vice President — Sales and Marketing	1998 to date
Julie J. Stafford	42	Vice President — Underwriting	2002 to date
Jerry A. Zeitlin	52	Vice President — Claims	1999 to date

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

Mr. Bounk has more than 30 years’ experience in the insurance industry and joined Midwest Holding and Midwest Medical as President and Chief Executive Officer in August 1990. From July 1982 through July 1990, he was Executive Vice President and Chief Operating Officer of Missouri Medical Insurance Company, a corporation providing malpractice insurance to physicians in Missouri. Mr. Bounk has an M.B.A. degree in finance.

Mr. Bounk has an employment agreement which renews annually for successive calendar-year terms unless it is terminated by either party at least 60 days prior to any renewal date. The agreement provides that Mr. Bounk’s base salary will be adjusted annually by the Executive Committee. If the agreement is terminated by Midwest Holding for cause or by Mr. Bounk voluntarily, he is entitled to receive his base salary for 30 days thereafter. If the agreement is terminated by Midwest Holding without cause, Mr. Bounk is entitled to receive his base salary for six months thereafter, plus one additional month for each year of service, subject to a maximum of 12 additional months, and then only until he commences new employment or self-employment. The agreement also prohibits Mr. Bounk from competing with Midwest Holding for one year following his termination of employment.

Effective January 1, 1997, Midwest Holding entered into termination agreements with the executive officers. These agreements provide a severance package to these executives in the event of termination of employment without cause.

Mr. Cole has more than 19 years’ experience in the insurance industry, including six years as Vice President and Controller of Washington State Physician’s Insurance Association. He has been in his current position since March 1998. He has B.S. degrees in accounting and finance.

Mr. Kleven has more than 28 years’ experience in medical malpractice claims adjusting and management. He joined the Insurance Exchange in 1983, and was Vice President — Claims since March 1986. He was promoted to Chief Operating Officer on January 1, 1998. He was promoted to President of Midwest Medical effective September 1, 1999. Prior to joining the Insurance Exchange, he was a liability manager at The St. Paul Companies for six years. He has a B.S. degree in business.

Mr. Lee has more than 28 years’ experience in the insurance industry. Prior to joining Midwest Holding in 1998 he owned an insurance related technology consulting business. From 1971 to 1989, he was Senior Vice President — Administration of American Hardware Mutual Insurance Company. He has B.A. degrees in mathematics and statistics.

Ms. Lincoln has more than 19 years’ experience in medical professional liability risk management. She joined the Insurance Exchange in 1982, and in January 1990 became Vice President — Risk Management. She became Vice President — Law and Health Policy effective January 1, 1998. She has a law degree.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

Ms. McBride has more than 15 years’ experience in the insurance industry. Prior to joining Midwest Holding in 1994, she served as a trial attorney specializing in insurance defense. She has a B.A. degree in nursing and a law degree.

Mr. O’Connell has more than 26 years’ experience in the medical malpractice segment of the insurance industry. From 1977 to 1995, he was with St. Paul Fire and Marine Insurance Company, holding various marketing and underwriting management positions. He joined Midwest Holding in October 1996. He has a B.S. in agriculture business management with an emphasis in insurance.

Ms. Stafford has more than 20 years of underwriting and marketing experience in the property-casualty insurance industry. Prior to joining Midwest Holding in 1997, she held underwriting and marketing management positions for The St. Paul Companies from 1988 to 1997. She has a B.A. degree in Communications.

Mr. Zeitlin has more than 29 years of claims experience in the property-casualty insurance industry. Prior to joining Midwest Holding in 1993, he was Liability Supervisor for The St. Paul Companies from 1979 to 1993. He has a B.S. degree in liberal arts.

Officers serve until their successors are appointed by the Board of Directors, or until their prior resignation, removal or death.

Beneficial Ownership Reporting

Section 16 of the Securities Exchange Act of 1934 requires officers and directors of reporting companies to file reports disclosing ownership of, and transactions in, securities of the Company. During 2002, required Forms 3 were not filed for the new directors and officers. This failure was cured by filings of Forms 5 made after the end of the year.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes, for the Company’s chief executive officer and each of the four other most highly compensated executive officers of the Company, information concerning compensation earned for services rendered in all capacities during the last three years.

			Cash Compensation
					All Other
Name of Individual	Principal Position		Salary	Bonus	Compensation(a)

David P. Bounk	President and Chief	2002	$271,689	$104,296	$40,011
	Executive Officer —	2001	254,023	102,356	33,944
	Midwest Holding	2000	239,406	96,560	34,826
Jack L. Kleven	President — Midwest	2002	225,536	72,845	34,709
	Medical and Chief	2001	210,869	72,830	35,354
	Operating Officer —	2000	198,702	68,694	33,886
	Midwest Holding
Gerald M. O’Connell	Vice President — Sales	2002	137,993	38,317	32,208
	and Marketing	2001	135,897	39,266	33,990
		2000	130,570	37,575	30,156
Thomas H. Lee	Vice President —	2002	134,923	36,042	28,997
	Medical Solutions	2001	127,042	36,687	31,709
		2000	122,042	27,147	28,347
Elizabeth S. Lincoln	Vice President — Law	2002	133,886	36,292	31,783
	and Health Policy	2001	124,353	35,949	32,946
		2000	118,976	34,237	28,061

(a)	Includes employer contributions to qualified retirement plans, life insurance and car allowances

The Company also maintains a Supplemental Executive Retirement Plan, which provides an annual retirement benefit for an executive officer who retires at age 62, with ten years of service, of 70% (55% for new officers after 1997) of the officer’s final average salary. Benefits are reduced for retirement prior to age 62. The annual benefit payable under the plan is reduced by 50% of the officer’s primary Social Security benefit and by the officer’s annual benefit (expressed in the form of an annuity) under the Company’s current money purchase pension plan and a predecessor plan. The executive officers in the Summary Compensation Table would receive the following estimated annual benefit payable upon retirement at the normal

Item 11. EXECUTIVE COMPENSATION (continued)

retirement age: Mr. Bounk — $257,892; Mr. Kleven — $170,083; Mr. O’Connell - $103,813; Mr. Lee — $82,658 and Ms. Lincoln — $112,108. The estimated annual retirement benefits were calculated assuming salary increases of 5% per year and were discounted 4% per year for future inflation to express the estimated benefits in today’s dollars.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in Item 10.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Based on their evaluation as of a date within 90 days of the filing date of this annual report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) were effective as of the date of such evaluation to ensure that the information the Company is required to disclose in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in a timely manner.

(b)	Changes in internal control.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The following consolidated financial statements of Midwest Medical Insurance Holding Company for the year ended December 31, 2002 are included in this annual report (Form 10-K) in Item 8:

Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

(a)(2)	The following consolidated financial statement schedules of Midwest Medical Insurance Holding Company required by Item 15(d) are included in a separate section of this report:

II	Condensed Financial Information of Registrant
IV	Reinsurance
VI	Supplemental Information Concerning Property/Casualty Insurance Operations

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are not applicable and, therefore, have been omitted.

(a)(3)	Listing of Exhibits.

The Exhibits required to be a part of this report are listed in the Index to Exhibits, which follows the Financial Statement Schedules.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Midwest Medical Insurance Holding Company

(Registrant)

By:	/s/ David P. Bounk	March 21, 2003

	David P. Bounk	Date
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David P. Bounk David P. Bounk	Principal Executive Officer	March 21, 2003

/s/ Niles Cole Niles Cole	Principal Financial Officer and Principal Accounting Officer	March 21, 2003

* G. Richard Geier, Jr., M.D.	Director, Chair of the Board	March 21, 2003

* Michael D. Abrams	Director	March 21, 2003

* John R. Balfanz, M.D.	Director	March 21, 2003

* Gail P. Bender, M.D.	Director	March 21, 2003

* James R. Bishop, M.D.	Director, Secretary of the Board	March 21, 2003

* Terence P. Cahill, M.D.	Director	March 21, 2003

* Mary S. Carpenter, M.D.	Director	March 21, 2003

* Peter J. Daly, M.D.	Director	March 21, 2003

* Anthony C. Jaspers, M.D.	Director	March 21, 2003

* Jack L. Kleven	Director	March 21, 2003

* Russel J. Kuzel, M.D.	Director	March 21, 2003

* Wayne F. Leebaw, M.D.	Director, Vice Chair of the Board	March 21, 2003

* Mark O. Liaboe, M.D.	Director	March 21, 2003

* Patricia J. Lindholm, M.D.	Director	March 21, 2003

* Steven A. McCue, M.D.	Director	March 21, 2003

* Roger H. Meyer, M.D.	Director	March 21, 2003

* Harold W. Miller, M.D.	Director	March 21, 2003

* Mark D. Odland, M.D.	Director	March 21, 2003

* Paul S. Sanders, M.D.	Director	March 21, 2003

* Thomas M. Tedford, M.D.	Director	March 21, 2003

* Tom D. Throckmorton, M.D.	Director	March 21, 2003

* R. Bruce Trimble, M.D.	Director	March 21, 2003

* William L. Youmans, M.D.	Director	March 21, 2003

* By: /s/ David P Bounk David P. Bounk, pursuant to Powers of Attorney		March 21, 2003

*	David P. Bounk, on his own behalf and pursuant to Powers of Attorney, dated prior to the date hereof, attested by the officers and directors listed above and filed with the Securities and Exchange Commission, by signing his name hereto does hereby sign and execute this report of Midwest Medical Insurance Holding Company on behalf of each of the officers and directors named above, in the capacities in which the name of each appears above. The above persons signing as directors constitute a majority of the directors.

CERTIFICATIONS

I, David P. Bounk, certify that:

(1)	I have reviewed this annual report on Form 10-K;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of registrant’s Board of Directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ David P. Bounk	March 21, 2003

	David P. Bounk	Date
President and Chief Executive Officer

CERTIFICATIONS

I, Niles Cole, certify that:

(1)	I have reviewed this annual report on Form 10-K;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of registrant’s Board of Directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Niles Cole	March 21, 2003

	Niles Cole	Date
Vice President and Principal Financial Officer and Principal Accounting Officer

Midwest Medical Insurance Holding Company and Subsidiaries
(Parent Company)

Schedule II – Condensed Financial Information of Registrant

Balance Sheets

	December 31

	2002	2001

	(In Thousands)
Assets
Short-term investments	$99	$443
Cash	3	(18)
Investment in subsidiaries	109,344	124,158
Other	7,952	7,580

Total assets	$117,398	$132,163

Liabilities and shareholders’ equity
Liabilities:
Accounts payable	$217	$–
Accrued expenses and other liabilities	6,166	5,276

	6,383	5,276
Shareholders’ equity:
Class B Common Stock	1	1
Class C Common Stock	–	–
Paid-in capital	12,789	12,789
Retained earnings, comprised of undistributed earnings of subsidiaries	96,367	99,923
Unrealized appreciation on investments, net of income taxes	1,858	14,174

	111,015	126,887

Total liabilities and shareholders’ equity	$117,398	$132,163

See accompanying note.

Midwest Medical Insurance Holding Company and Subsidiaries
(Parent Company)

Schedule II – Condensed Financial Information of Registrant (continued)

Statements of Income

	Year Ended December 31

	2002	2001	2000

		(In Thousands)
Revenues
Management fee from subsidiaries	$16,106	$15,206	$15,372
Net investment income	(416)	(401)	(1,138)
Realized capital gains	–	28	213
Other income	26	47	1

	15,716	14,880	14,448
Expenses
Compensation expense for vested Class A Common Shares	–	–	1,311
Other operating and administrative	17,289	16,416	15,995

	17,289	16,416	17,306

Loss from continuing operations before tax and other items	(1,573)	(1,536)	(2,858)
Income tax benefit	(522)	(475)	(939)

Loss from continuing operations before equity in undistributed (loss) income of subsidiaries	(1,051)	(1,061)	(1,919)
Equity in undistributed (loss) income of subsidiaries	(2,505)	(3,165)	7,504

(Loss) income from continuing operations after tax and other items	(3,556)	(4,226)	5,585
Discontinued operations:
Loss from discontinued operations, net of tax	–	(135)	(299)
Loss on disposal, net of tax	–	(240)	–

Net (loss) income	$(3,556)	$(4,601)	$5,286

See accompanying note.

Midwest Medical Insurance Holding Company and Subsidiaries
(Parent Company)

Schedule II – Condensed Financial Information of Registrant (continued)

Statements of Cash Flows

	Year Ended December 31

	2002	2001	2000

		(In Thousands)
Net cash used in operating activities	$(323)	$(254)	$(136)
Investing activities
Net sales (purchases) of short-term investments	344	(272)	936
Capitalization of Benefits	–	(900)	(700)
Capitalization of Medical Solutions	–	(1,500)	(1,800)
Financing activities
Redemption of Class A Common Shares	–	–	(9,798)
Note payable to Midwest Medical	–	(8,500)	8,500
Dividends from Midwest Medical	–	11,400	3,000

Increase (decrease) in cash	21	(26)	2
Cash at beginning of year	(18)	8	6

Cash at end of year	$3	$(18)	$8

See accompanying note.

Midwest Medical Insurance Holding Company and Subsidiaries
(Parent Company)

Schedule II – Condensed Financial Information of Registrant (continued)

Note to Condensed Financial Statements

December 31, 2002

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

Midwest Holding received $8,500,000 in 2000 from Midwest Medical through a noninterest-bearing note. The proceeds from the note were used to redeem Class A shares under the stock restructure completed during 2000. The note was retired in 2001.

Midwest Medical Insurance Holding Company and Subsidiaries

Schedule IV – Reinsurance

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	From Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net

	(In Thousands)
Year ended December 31, 2002:
Insurance premiums:
Property/casualty insurance	$86,111	$15,799	$160	$70,472	0.2%
Year ended December 31, 2001:
Insurance premiums:
Property/casualty insurance	62,160	12,134	71	50,097	0.1%
Year ended December 31, 2000:
Insurance premiums:
Property/casualty insurance	49,302	8,034	76	41,344	0.2%

Note to Schedule IV:

Ceded premiums for the years ended December 31, 2002, 2001 and 2000 include additions related to swing-rated reinsurance treaties of $316,000, $3,049,000 and $1,300,000, respectively. Ceded premiums in 2000 are also net of proceeds of $666,000 from contingent commission on reinsurance covering the period January 1, 1992 through December 31, 1994.

Midwest Medical Insurance Holding Company and Subsidiaries

     Schedule VI – Supplemental Information Concerning Property/Casualty Insurance Operations

	December 31				Year Ended December 31

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F	COL. G	COL. H		COL. I	COL. J	COL. K

							Losses and Loss
							Adjustment Expenses
		Reserves for					Incurred Related to		Amortization	Paid
	Deferred	Unpaid Losses	Discount,						of Deferred	Losses
Affiliation	Policy	and Loss	if Any,			Net	(1)	(2)	Policy	and Loss
With	Acquisition	Adjustment	Deducted in	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Registrant	Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Year	Costs	Expenses	Written

						(In Thousands)
Consolidated property/ casualty entities
2002	N/A	$148,763	N/A	$19,724	$70,472	$11,391	$71,919	$2,900	N/A	$47,458	$90,291
2001	N/A	118,574	N/A	15,489	50,097	12,289	58,127	172	N/A	53,693	65,556
2000	N/A	118,478	N/A	12,050	41,344	12,166	47,463	(7,876)	N/A	39,217	48,554

ANNUAL REPORT ON FORM 10-K

ITEM 15(a)(3) AND 15(c)
EXHIBITS

Midwest Medical Insurance Holding Company

Index to Exhibits

Regulation
S-K
	Exhibit Table	Sequential
Item	Reference	Page No.

Restated Articles of Incorporation of the registrant, as amended	3A.(1)(5)

Bylaws of the registrant	3B.(1)

Certificate of Designation for Class C Common Stock	4.(5)

Voting Trust Agreement	9.(1)

Governance Agreement between the registrant and the Minnesota Medical Association, holder of the registrant’s Class B Common Share, dated November 30, 1988.	10A.(1)

Lease for office space between registrant and Centennial Lakes IV, L.L.C., dated July 30, 1999.	10B.(3)

Amended and Restated Management Agreement between the registrant and Midwest Medical Insurance Company, dated January 1, 2000.	10C.(4)

Healthcare Liability Excess of Loss Reinsurance Contract issued to Midwest Medical Insurance Company, effective January 1, 2002	10D.(6)

Letter of Employment Agreement between the registrant and David P. Bounk, President and Chief Executive Officer of the registrant and Midwest Medical Insurance Company, dated January 1, 1993.	10E.(2)

Index to Exhibits (continued)

Regulation
S-K
	Exhibit Table	Sequential
Item	Reference	Page No.

1999 Officers Short-term Incentive Plan of the registrant. No. 33-55062 and incorporated herein by reference	10F.(3)

Supplemental Executive Retirement Plan of the registrant	10G.(1)

Amended and Restated Endorsement Agreement between Midwest Medical Insurance Company and Iowa Medical Society, dated January 1, 1999.	10H.(3)

Subsidiaries of the registrant	21.(6)

Power of attorney	24.(6)

Certification under Section 906 of Sarbanes-Oxley Act of 2002.	99.(6)

(1) Filed with the Company’s Registration Statement on Form S-4, as amended, SEC File No. 33-55062 and incorporated herein by reference.

(2) Filed with the Company’s Registration Statement on Form S-1, SEC File No. 33-70182 and incorporated herein by reference.

(3) Filed with the 1999 Annual Report on Form 10-K and incorporated herein by reference.

(4) Filed with the 2000 Annual Report on Form 10-K and incorporated herein by reference.

(5) Filed with the Schedule TO SEC File No. 005-58917 on April 26, 2000, as amended, and incorporated herein by reference.

(6) Filed with this Annual Report on Form 10-K.