Form 10-Q
period 2003-03-31
MIDWEST MEDICAL INSURANCE HOLDING CO
filed 2003-05-13
CIK 894353

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2003.

                                       or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from _______________to____________

                         Commission file number 0-21230


                    Midwest Medical Insurance Holding Company
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                       41-1625287
-------------------------------                     ------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

7650 Edinborough Way, Suite 400, Minneapolis, Minnesota       55435-5978
-------------------------------------------------------      ------------
(Address of principal executive offices)                      (Zip Code)

                                  952-838-6700
                                  -------------
              (Registrant's telephone number, including area code)

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of March 31, 2003, the registrant had the following shares outstanding:

       Class B Common Stock, $1,000 par value - 1 share

       Class C Common Stock, no par value - 10,992 shares

                                      INDEX

                    Midwest Medical Insurance Holding Company

PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets - March 31, 2003 and December 31, 2002

          Condensed consolidated statements of income - three months ended March 31, 2003 and 2002

          Condensed consolidated statements of cash flows - three months ended March 31, 2003 and 2002

          Notes to condensed consolidated financial statements -
          March 31, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Item 4.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

CERTIFICATIONS

Part I.  Financial Information
         Item 1.- Financial Statements

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                        March 31                 December 31
                                                                          2003                      2002
                                                                        --------                  --------
                                                                       (Unaudited)                 (Note A)
ASSETS
   Fixed maturities at fair value (amortized cost:
       2003 $156,932; 2002 $143,633)                                    $155,998                  $144,323
   Equity securities at fair value (cost:
       2003 $28,575; 2002 $27,932)                                        31,851                    32,153
   Short-term investments                                                 43,293                    41,025
   Other investments at fair value (cost:
       2003 $40,439; 2002 $40,297)                                        38,441                    38,201
                                                                        --------                  --------
                                                                         269,583                   255,702

   Cash                                                                    2,780                     1,105
   Accrued investment income                                               1,586                     1,774
   Premiums receivable - Note C                                           38,691                     9,648
   Reinsurance recoverable on paid and unpaid losses                      18,471                    17,020
   Amounts due from reinsurers                                            12,591                     3,991
   Deferred income taxes                                                   7,866                     6,873
   Receivable for securities in course of settlement                       5,403                         -
   Other assets                                                           10,070                     8,205
                                                                        --------                  --------
   Total assets                                                         $367,041                  $304,318
                                                                        ========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

   Unpaid losses and loss adjustment expenses                           $159,997                  $148,763
   Unearned premiums - Note C                                             66,452                    19,724
   Amounts due to reinsurers                                               7,638                     6,843
   Payable for securities in course of settlement                         15,703                         -
   Other liabilities - Note C                                              9,362                    17,973
                                                                        --------                  --------
                                                                         259,152                   193,303

SHAREHOLDERS' EQUITY

   Class B Common Stock; authorized, issued and
     outstanding 1 share; $1,000 par value                                     1                         1
   Class C Common Stock; authorized 300,000 shares,
     issued and outstanding 10,992 shares in 2003
     and 10,847 shares in 2002; no par value                                   -                         -
   Paid-in capital                                                        12,789                    12,789
   Retained earnings                                                      95,171                    96,367
   Accumulated other comprehensive income:
     Net unrealized appreciation of investments                              227                     1,858
     Minimum pension liability                                              (299)                        -
                                                                        --------                  --------
                                                                         107,889                   111,015
                                                                        --------                  --------
   Total liabilities and shareholders' equity                           $367,041                  $304,318
                                                                        ========                  ========

See notes to condensed consolidated financial statements (unaudited).

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                             (Dollars in thousands)
                                   (Unaudited)


                                                                    Three months ended
                                                                         March 31
                                                             -------------------------------
                                                               2003                   2002
                                                             --------               --------
Revenues:
  Net premiums earned                                        $ 20,227               $ 16,745
  Net investment income                                         2,282                  2,918
  Net realized capital gains                                    1,421                    544
  Other                                                         1,008                  1,245
                                                             --------               --------
                                                               24,938                 21,452

Losses and expenses:
  Losses and loss adjustment expenses                          21,076                 18,083
  Underwriting, acquisition and
    insurance expenses                                          3,361                  3,132
  Other operating expenses                                      2,289                  2,116
                                                             --------               --------
                                                               26,726                 23,331
                                                             --------               --------
Loss before income taxes                                       (1,788)                (1,879)

Income tax benefit - Note B                                      (592)                  (623)
                                                             --------               --------
Net loss                                                     $ (1,196)              $ (1,256)
                                                             ========               ========




 See notes to condensed consolidated financial statements (unaudited).

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              Three months ended
                                                                                    March 31
                                                                         -----------------------------
                                                                           2003                 2002
                                                                         -------               -------
OPERATING ACTIVITIES
   Net income                                                            $(1,196)              $(1,256)
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Increase in premiums receivable                                    (29,043)              (24,706)
      Increase in amounts due from reinsurers                             (8,600)               (6,620)
      Increase in other assets                                            (1,565)               (1,447)
      Increase in unpaid losses and loss adjustment expenses              11,234                 7,507
      Increase in unearned premiums                                       46,728                39,694
      Decrease in other liabilities                                       (9,364)               (8,219)
      Net realized capital gains                                          (1,421)                 (544)
      Other changes, net                                                    (507)                  444
                                                                         -------               -------
                                                                           6,266                 4,853

INVESTING ACTIVITIES
   Purchases of fixed maturity investments and
      equity securities                                                  (70,014)              (50,253)
   Purchases of other investments                                           (566)                    -
   Sales of fixed maturity investments and equity
      securities                                                          57,344                34,823
   Receivable for securities in course of settlement                      (5,403)                    -
   Payable for securities in course of settlement                         15,703                     -
   Net (purchases) sales of short-term investments                        (2,268)               10,328
                                                                         -------               -------
                                                                          (5,204)               (5,102)

FINANCING ACTIVITIES
   Debt financing                                                            613                     -
                                                                         -------               -------
Increase (decrease) in cash                                                1,675                  (249)
Cash at beginning of year                                                  1,105                 1,018
                                                                         -------               -------
CASH AT MARCH 31                                                         $ 2,780               $   769
                                                                         =======               =======


Non-cash transaction:

The recording of a minimum pension liability for the Supplemental Executive Retirement Plan (SERP) is a non-cash transaction that impacted other assets by $299,000, deferred taxes by $154,000, other liabilities by $752,000 and other comprehensive income by $299,000.

See notes to condensed consolidated financial statements (unaudited).

           MIDWEST MEDICAL INSURANCE HOLDING COMPANY and SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2003


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Midwest Medical Insurance Holding Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results that may occur for the full year. These interim financial statements should be read in conjunction with the 2002 consolidated financial statements and notes thereto included in Midwest Holding's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

All transactions between Midwest Holding and its subsidiaries have been eliminated in consolidation.

NOTE B - INCOME TAXES

The Company calculates its federal income tax provision for interim periods by estimating its annual federal effective tax rate and applying this rate to the income of the interim period. The estimated annual federal effective tax rate used for the three-month periods ended March 31, 2003 and 2002 was 34%. An estimate for state income taxes is also made for each entity.

NOTE C - UNEARNED PREMIUMS, PREMIUMS RECEIVABLE and OTHER LIABILITIES

The majority of Midwest Medical's insurance policies expire at December 31 and renew on January 1 of each year. As a result, the majority of the unearned premium amount at March 31, 2003 represents nine months of unearned premium for every active policy renewed or newly written on January 1, 2003 with an expiration date of December 31, 2003. At December 31, 2002, most active 2002 policies expired and therefore had no unearned premium.

The total unearned premium balance of $19,724,000 at December 31, 2002 includes $5,800,000 that is reserved to recognize Midwest Medical's obligation to provide reporting endorsement coverage without additional premium upon the death, disability or retirement of policyholders. This amount represents an actuarial estimate of the present value of future benefits to be provided less the present value of future revenues to be received. The unearned premium balance at March 31, 2003 includes a $6,175,000 estimate for this obligation.

NOTE C - UNEARNED PREMIUMS, PREMIUMS RECEIVABLE and OTHER LIABILITIES
(continued)

The increase of $29,043,000 in premiums receivable from December 31, 2002 to March 31, 2003 is primarily due to the renewal of most active policies on January 1. The full year's premium is recorded as written and collectible at January 1. Premiums may be paid annually or quarterly and each year's premium is nearly all collected during the year. The receivable balance remaining at the end of the year primarily relates to the small number of policies underwritten by Midwest Medical that have other than December 31 expiration dates.

The total other liabilities balance of $17,973,000 at December 31, 2002 includes $8,450,000 for premium payments received from policyholders in advance of their January 1, 2003 policy renewal. No advance premium payments were recorded at March 31, 2003.

NOTE D - SECURITIES IN COURSE OF SETTLEMENT

Sales and purchases of investment securities are accounted based on their trade date. Receivables and payables for securities in the course of settlement arise when the sale or purchase of investment securities occur before the end of the period based on the trade date but are not settled until after the end of the period.

NOTE E - COMPREHENSIVE INCOME (LOSS)

The components of Midwest Holding's comprehensive income (loss) are net income
(loss), changes in net unrealized appreciation of investments and changes in a minimum pension liability. Total comprehensive income (loss) was $(3,126,000) and $(3,811,000) for the three months ended March 31, 2003 and 2002, respectively.

NOTE F - SEGMENT INFORMATION

The Company's operations are organized into five legal entity business segments. Management uses these business segments to organize information on which to base operating decisions and assess financial performance. The five segments are described in the "Background" section under Item 1 of the 2002 Annual Report on Form 10-K. The following financial information summarizes the results of operations and total assets reported by the Company's five business segments for the three-month periods ended March 31, 2003 and 2002 (in thousands).

                                                              Three months ended March 31, 2003
                              --------------------------------------------------------------------------------------------------
                               Midwest         Midwest                   Medical      Office
                               Holding         Medical       Benefits    Solutions    Solutions   Eliminations(1)   Consolidated
                              --------------------------------------------------------------------------------------------------
Revenues:
   External customers         $      -        $ 20,227       $  583      $  400       $  35       $       -         $ 21,245
   Intersegment                  4,386               -            -         119           -          (4,505)               -
   Net investment income             2           2,299            1           3           -             (23)           2,282
   Other(2)                          -           1,411            -           -           -               -            1,411
                              --------        --------       ------      ------       -----       ---------         --------
                                 4,388          23,937          584         522          35          (4,528)          24,938

Total expenses                   4,805          24,437          657       1,281          74          (4,528)          26,726
                              --------        --------       ------      ------       -----       ---------         --------
Loss before income taxes          (417)           (500)         (73)       (759)        (39)              -           (1,788)
Income tax benefit                (137)           (160)         (24)       (258)        (13)              -             (592)
                              --------        --------       ------      ------       -----       ---------         --------
Net loss                      $   (280)       $   (340)      $  (49)     $ (501)      $ (26)      $       -         $ (1,196)
                              ========        ========       ======      ======       =====       =========         ========
Total assets                  $113,826        $354,459       $3,063      $3,968       $ 145       $(108,420)        $367,041
                              ========        ========       ======      ======       =====       =========         ========



(1) Intersegment eliminations for revenues and expenses are primarily for management and administrative services provided by Midwest Holding. Eliminations for assets consist primarily of investments in wholly-owned subsidiaries, intersegment receivables and payables for management fees and an intercompany loan, and reclassifications between assets and liabilities primarily for taxes.

(2) Other revenues consist primarily of net realized capital losses on investment sales.

                                                              Three months ended March 31, 2002
                              --------------------------------------------------------------------------------------------------
                               Midwest         Midwest                   Medical      Office
                               Holding         Medical       Benefits    Solutions    Solutions   Eliminations(1)   Consolidated
                              --------------------------------------------------------------------------------------------------
Revenues:
   External customers         $      -        $ 16,745       $  535      $  726       $   -       $       -         $ 18,006
   Intersegment                  3,988               -            -          71           -          (4,059)               -
   Net investment income             2           2,914            1           1           -               -            2,918
   Other(2)                          8             520            -           -           -               -              528
                              --------        --------       ------      ------       -----       ---------         --------
                                 3,998          20,179          536         798           -          (4,059)          21,452

Total expenses                   4,281          21,215          673       1,165          56          (4,059)          23,331
                              --------        --------       ------      ------       -----       ---------         --------
Loss before income taxes          (283)         (1,036)        (137)       (367)        (56)              -           (1,879)
Income tax benefit                 (91)           (342)         (46)       (125)        (19)              -             (623)
                              --------        --------       ------      ------       -----       ---------         --------
Net loss                      $   (192)       $   (694)      $  (91)     $ (242)      $ (37)      $       -         $ (1,256)
                              ========        ========       ======      ======       =====       =========         ========
Total assets                  $127,789        $315,709       $2,969      $1,776       $ 105       $(127,395)        $320,953
                              ========        ========       ======      ======       =====       =========         ========



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

Capital Resources and Liquidity

The majority of the Company's assets, 74% at March 31, 2003 and 84% at December 31, 2002, are invested in fixed maturities, equities, an international equity limited partnership, real estate investment trust funds, and short-term investments. The table below shows how the Company's portfolio was invested at March 31, 2003 and December 31, 2002, respectively.

                                                          March 31, 2003                  December 31, 2002
                                                       -------------------               -------------------
                                                        Fair                              Fair
                   Investments                          Value          %                  Value          %
                   -----------                         --------      -----               --------      -----
                                                               (In Thousands, Except Percentage Data)
Fixed maturities                                       $155,998       57.9%              $144,323       56.4%
Equity securities                                        31,851       11.8                 32,153       12.6
International equity limited partnership                 15,743        5.8                 16,779        6.6
Real estate investment trusts                            22,698        8.4                 21,422        8.4
Short-term investments                                   43,293       16.1                 41,025       16.0
                                                       --------      -----               --------      -----
Total investments                                      $269,583      100.0%              $255,702      100.0%
                                                       ========      =====               ========      =====



Operations generated $6,266,000 of positive cash flow during the first three months of 2003 compared to $4,853,000 of positive cash flow for the same period of 2002. Rate increases and underwriting actions caused written premium to grow approximately 20% on average per renewed account driving greater cash receipts in the first three months of 2003. Growth in new business volume of approximately $2,291,000 and no policyholder dividend payments also contributed to the positive cash flow. Increased reinsurance costs due to volume growth and reinsurance rate increases partially offset the above positive cash flows. New business, premium rate increases and lower policyholder dividend payments also drove the positive operating cash flow in the first three months of 2002.

The Company believes that its cash, internally generated funds and investments will be sufficient to meet normal operating requirements. The principal operating requirement is the payment of insurance claims. Loss and operating expense payments were met from policyholder premium receipts during the first three months of 2003. Cash receipts in excess of operating requirements were invested primarily in fixed maturities and short-term investments during the quarter.

Shareholders' equity decreased $(3,126,000) during the first three months of 2003. The decrease consisted of a net loss from operations of $(1,196,000), net unrealized losses in the fair value of investments, net of deferred taxes, of $(1,631,000) and a minimum pension liability adjustment, net of deferred taxes, of $(299,000).

Results of Operations

Net premiums earned increased $3,482,000 for the first three months of 2003 compared to the same period of 2002. Base rate increases and fewer premium discounts resulted in an average written premium increase of approximately 20% on policies that renewed in the first three months of 2003. New business generated an additional $573,000 of earned premium. Although competitive conditions continue to be favorable in most of its markets, Midwest Medical remains selective in assuming new risks. Greater reinsurance costs partially offset the above favorable factors. The greater premium volume coupled with an increase in 2003 reinsurance rates primarily on the excess reinsurance component caused current year reinsurance costs to increase from $3,253,000 in 2002 to $5,411,000 in 2003. The following provides further detail on premiums written and earned for the three months ended March 31, 2003 and 2002:

                                                           Three months ended March 31
                                      --------------------------------------------------------------------
                                                 2003                                       2002
                                      ---------------------------               --------------------------
                                      Written             Earned                Written            Earned
                                      -------             -------               -------            -------
                                             (In Thousands)                             (In Thousands)
        Current Year:
          Direct                      $72,366             $25,589               $59,994            $20,283
          Assumed                           -                  49                    13                 30
          Ceded                       (14,011)             (5,411)               (9,873)            (3,253)
                                      -------             -------               -------            -------
                                       58,355              20,227                50,134             17,060
        Prior Years:
          Ceded                             -                   -                  (315)              (315)
                                      -------             -------               -------            -------
        Net                           $58,355             $20,227               $49,819            $16,745
                                      =======             =======               =======            =======



Net investment income decreased $636,000 in first three months of 2003 compared to the same period of 2002. The declining interest rate environment of the past two years continues to adversely impact yields on fixed maturity and short-term investments.

Net capital gains of $1,421,000 were realized during the first three months of 2003, an increase of $877,000 over the same period in 2002. The capital gains for both three-month periods of 2003 and 2002 were realized primarily on sales of fixed maturities. These sales were initiated by the investment manager who attempts to maximize pre-tax total return on the portfolio while adhering to the Company's investment policy guidelines. Future levels of realized capital gains or losses are difficult to predict as investment managers purchase and sell securities in response to changing market conditions.

Other revenues were $1,008,000 for the first three months of 2003, a decrease of $237,000 from the same period of 2002. Most of this decrease was due to lower revenues from the sale, installation and support of electronic practice management (EPM) and electronic medical records (EMR) systems. A large client installed the EPM system in the first quarter of 2002 generating over $550,000 of revenues a year ago.

Losses and loss adjustment expenses increased $2,993,000 for the first three months of 2003 versus 2002. Management estimates incurred losses during the interim using historical company data, known trends and internal loss analyses. The increase in 2003 incurred losses was in line with management's expectations due to Midwest Medical's growth in business and the corresponding exposure as well as an upward trend in claims severity. Nothing came to management's attention during this period that would materially alter loss expectations for the remainder of the year.

Underwriting, acquisition and insurance expenses increased $229,000 for the first three months of 2003 compared to the same period in 2002. The greater premium volume drove additional commission and premium tax expenses. This was partially offset by greater ceding commissions earned by Midwest Medical on the increase in premiums ceded to the excess component of the 2003 treaty reinsurance contract.

Other operating expenses increased $173,000 for the first three months of 2003 compared to the same period in 2002. The increase was primarily due to the hiring of additional sales and marketing representatives for Medical Solutions to pursue its aggressive growth plan.

The first three months of 2003 incurred an income tax benefit of $592,000 compared to an income tax benefit of $623,000 for the same period in 2002. The effective tax rate was 33% for both three-month periods. State income tax estimates caused the difference from the estimated annual federal effective tax rate of 34%.

As a result of the factors discussed above, the Company recorded a net loss of $1,196,000 for the three months ended March 31, 2003 compared to a net loss of $1,256,000 for the same period of 2002.

Critical Accounting Policies

The discussion and analysis of the Company's consolidated financial position and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates on historical experience, outside actuarial analyses and on various other assumptions that are believed to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Following are the Company's most critical accounting policies that affect significant areas and involve judgment and estimates. If these estimates differ materially from actual results, the impact to the consolidated financial statements may be material.

Premium Revenue Recognition

Premiums written are primarily earned on a daily pro rata basis over the terms of the policies to which they apply. A portion of premiums written is deferred to recognize Midwest Medical's obligation to provide reporting endorsement coverage without additional premium upon the death, disability or retirement of policyholders. This amount is recorded as an unearned premium reserve and represents an actuarial estimate of the present value of future benefits to be provided less the present value of future revenues to be received. The actuarial estimate involves making assumptions with respect to the Company's physician population including mortality and future premium costs.

Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses represents management's best estimate of the ultimate cost of all such amounts that are unpaid at the balance sheet dates. The liability is based on both case-by-case estimates and statistical analysis and projections using the historical loss experience of Midwest Medical and gives effect to estimates of trends in claim severity and frequency. Midwest Medical utilizes an independent actuary in establishing its liability for unpaid losses and loss adjustment expenses at the end of the year. Establishing an appropriate liability is an inherently uncertain process as the ultimate liability may be greater or less than the amount provided. Any increase in the amount, including liabilities for insured events of prior years, could have a material adverse effect on the results of operations for the period in which any adjustment is made.

Investments

Although management believes the Company has the ability to hold its fixed maturity investment portfolio to maturity, all investments, including fixed maturities, are classified as "available for sale," as management may take advantage of opportunities to increase total return through sales of selected securities in response to changing market conditions. As a result, the Company's investments are carried at fair value, with unrealized holding gains and losses reflected as a component of other comprehensive income, net of applicable deferred taxes. Fair values for fixed maturities and equity securities are based on quoted market prices or independent pricing services. The international equity limited partnership is recorded at its net asset value and the real estate investment trust is recorded at its appraised value.

Realized gains and losses on sales of investments are reported on a pretax basis as a component of income and are determined on the specific identification basis. When evidence indicates a decline, judged to be other-than-temporary, in the underlying value or earning power of individual investments, such investments are written down to fair value by recording a realized investment loss. Factors that management may consider in determining whether an other-than-temporary impairment condition exists include:

         - whether a market decline is attributable to specific adverse conditions for a particular investment

         - whether a market decline is attributable to general market conditions that reflect prospects of the economy as a whole or prospects of a particular industry

         - the length of time and the extent to which fair value has been less than amortized cost

         -        the financial condition of the issuer

         - the intent and ability of management to retain the investment for a period of time sufficient to allow for prudent anticipation of a recovery in market value

         - whether dividends have been reduced or eliminated or scheduled interest payments on debt securities have not been made

Income Taxes

Accounting for income taxes involves estimating the Company's current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income. To the extent that a recovery is believed to be not likely, management is required to establish a valuation allowance. To the extent a valuation allowance is established or changed in a period, an expense or benefit is recognized within the provision for income taxes in the consolidated statements of income.

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the deferred tax assets. Based on estimates of future taxable income, management has judged that it is more likely than not that the Company will realize the benefit of the deferred tax assets and therefore has not established a valuation allowance. In the event that actual results differ from these estimates or these estimates are adjusted in future periods, a valuation allowance may need to be established, which could materially affect the Company's financial position and results of operations.

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

Midwest Medical, with the assistance of its reinsurance broker, analyzes the credit quality of its reinsurers. To date, Midwest Medical has not experienced any material difficulties in collecting reinsurance recoverables. No assurances can be given, however, regarding the future ability of any of Midwest Medical's reinsurers to meet their obligations. To the extent any reinsurer is unable to meet their obligations, Midwest Medical would become liable for the reinsuring company's losses under the reinsurance agreement. This possibility is mitigated by collateral that Midwest Medical holds in the form of letters of credit under the related reinsurance agreement. Midwest Medical can draw upon the letters of credit in the event the applicable reinsuring company is unable to pay its obligation.

Cautionary Note Regarding Forward-Looking Statements

This Report on Form 10-Q contains "forward-looking statements" made by the Company's management within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These forward-looking statements are not historical facts, but rather are based on management's current expectations, estimates, projections, beliefs and assumptions about the Company's industry and businesses. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond management's control and are difficult to predict. These factors could cause actual results to differ materially from those expressed in the forward-looking statements. The reader is therefore cautioned not to place undue reliance on these forward-looking statements, which reflect management's view only as of the date of this Report on Form 10-Q. The significant factors that could affect forward-looking statements can change and the Company is not obligated to update any forward-looking statement or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Report on Form 10-Q or to reflect the occurrence of unanticipated events. By this cautionary note, the Company intends to avail itself of the safe harbor from liability with respect to forward-looking statements provided by Section 27A and Section 21E referred to previously.

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

No material changes occurred in the Company's market risks since the year ended December 31, 2002.

Item 4. - Controls and Procedures

         (a)      Evaluation of disclosure controls and procedures.

                  Based on their evaluation as of a date within 90 days of the filing date of this report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) were effective as of the date of such evaluation to ensure that the information the Company is required to disclose in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in a timely manner.

         (b)      Changes in internal control.

                  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

Part II.  Other Information

Item 6. - Exhibits and Reports on Form 8-K


         (a)      Exhibits

                  99 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Midwest Medical Insurance Holding Company
                         -------------------------------------------
                                         (Registrant)




Date: May 12, 2003                  /s/ David P. Bounk
      ---------------------         -------------------------------------

                                    David P. Bounk
                                    President and Chief Executive Officer

Date: May 12, 2003                  /s/ Niles Cole
      ----------------------        -------------------------------------

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

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                        /s/ David P. Bounk
      ----------------------              ---------------------------

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

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                              /s/ Niles Cole
      --------------------                      --------------------------------

                                                Niles Cole
                                                Vice President and
                                                Principal Financial Officer and
                                                Principal Accounting Officer